Form 10-Q
period 2017-06-30
Safety, Income & Growth, Inc.
filed 2017-07-27
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-38122
_______________________________________________________________________________
Safety, Income and Growth, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	81-4253271 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of July 26, 2017, there were 18,190,000 shares, $0.01 par value per share, of Safety, Income and Growth, Inc. common stock outstanding.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safety, Income and Growth, Inc.
Combined and Consolidated Balance Sheets
(In thousands)

	As of
	June 30, 2017 (unaudited)	December 31, 2016
ASSETS	The Company	Predecessor
Real estate
Real estate, at cost	$406,844	$165,699
Less: accumulated depreciation	(1,251)	(61,221)
Total real estate, net	405,593	104,478
Real estate-related intangible assets, net	131,696	32,680
Total real estate, net and real estate-related intangible assets, net	537,289	137,158
Cash and cash equivalents	107,579	—
Ground lease income receivable, net	255	3,482
Deferred ground lease income receivable, net	1,044	8,423
Deferred expenses and other assets, net	3,974	6,604
Total assets	$650,141	$155,667
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$5,945	$1,576
Real estate-related intangible liabilities, net	58,268	—
Debt obligations, net	227,406	—
Total liabilities	291,619	1,576
Commitments and contingencies (refer to Note 7)	—	—
Equity:
Safety, Income and Growth, Inc. Predecessor Equity	—	154,091
Safety, Income and Growth, Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,190 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	182	—
Additional paid-in capital	360,070	—
Retained earnings (deficit)	(1,604)	—
Accumulated other comprehensive income (loss)	(126)	—
Total equity	358,522	154,091
Total liabilities and equity	$650,141	$155,667
The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.(1)
Combined and Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Three Months Ended June 30, 2016	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016
Revenues:	The Company	Predecessor		The Company	Predecessor
Ground lease income	$4,201	$672	$4,663	$4,201	$5,916	$9,256
Other income	3	19	9	3	108	9
Total revenues	4,204	691	4,672	4,204	6,024	9,265
Costs and expenses:
Interest expense	1,868	332	2,021	1,868	2,432	3,982
Real estate expense(2)	425	59	167	425	210	363
Depreciation and amortization	1,873	114	780	1,873	901	1,570
General and administrative	1,149	132	651	1,149	1,143	1,383
Other expense	493	—	—	493	—	—
Total costs and expenses	5,808	637	3,619	5,808	4,686	7,298
Income (loss) from operations	(1,604)	54	1,053	(1,604)	1,338	1,967
Income from sales of real estate	—	—	—	—	508	—
Net income (loss)	$(1,604)	$54	$1,053	$(1,604)	$1,846	$1,967

Per common share data:
Net income (loss)
Basic and diluted	$(0.25)	N/A	N/A	$(0.25)	N/A	N/A
Weighted average number of common shares:
Basic and diluted	6,293	N/A	N/A	6,293	N/A	N/A
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

(2)	Real estate expense includes reimbursable property taxes at one of the Company's properties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.(1)
Combined and Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Three Months Ended June 30, 2016	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016
	The Company	Predecessor		The Company	Predecessor
Net income (loss)	$(1,604)	$54	$1,053	$(1,604)	$1,846	$1,967
Other comprehensive income:
Unrealized (loss) gain on derivatives	(126)	—	—	(126)	415	—
Other comprehensive income (loss)	(126)	—	—	(126)	415	—
Comprehensive income (loss)	$(1,730)	$54	$1,053	$(1,730)	$2,261	$1,967
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.(1)
Combined and Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Safety, Income and Growth, Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Predecessor
Balance as of December 31, 2015	$144,029	$—	$—	$—	$—	$—
Net income	1,967	—	—	—	—	—
Net transactions with iStar Inc.	480	—	—	—	—	—
Balance as of June 30, 2016	$146,476	$—	$—	$—	$—	$—

Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—
Net income	1,846	—	—	—	—	—
Unrealized gain on cash flow hedge	415	—	—	—	—	—
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—
Balance as of April 13, 2017	(64,461)	—	—	—	—	—

The Company
Net income (loss)	$—	$—	$—	$(1,604)	$—	$(1,604)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	250,000
Contributions from iStar	—	—	16,800	—	—	16,800
Offering costs	—	—	(20,314)	—	—	(20,314)
Issuance of common stock to directors	—	—	766	—	—	766
Change in accumulated other comprehensive income (loss)	—	—	—	—	(126)	(126)
Balance as of June 30, 2017	$—	$182	$360,070	$(1,604)	$(126)	$358,522
_______________________________________________________________________________

(1)	The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.(1)
Combined and Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016
	The Company	Predecessor
Cash flows from operating activities:
Net income (loss)	$(1,604)	$1,846	$1,967
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,873	901	1,570
Non-cash expense for stock-based compensation	766	—	—
Deferred ground lease income	(1,044)	(1,271)	(2,148)
Income from sales of real estate	—	(508)	—
Amortization of real estate-related intangibles, net	346	118	206
Other operating activities	231	24	—
Changes in assets and liabilities:
Changes in ground lease income receivable, net	1,139	2,088	2,329
Changes in deferred expenses and other assets, net	(99)	(576)	(28)
Changes in accounts payable, accrued expenses and other liabilities	(18)	(13)	216
Cash flows provided by operating activities	1,590	2,609	4,112
Cash flows from investing activities:
Acquisitions of real estate	(254,734)	—	(3,915)
Proceeds from sales of real estate	—	508	—
Other investing activities, net	—	(1,042)	(699)
Cash flows used in investing activities	(254,734)	(534)	(4,614)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(220,813)	480
Contribution from iStar Inc.	14,350	—	—
Proceeds from issuance of common stock	363,000	—	—
Proceeds from debt obligations	—	227,000	—
Payments for deferred financing costs	(2,255)	(7,217)	—
Payment of offering costs	(14,372)	(779)	—
Cash flows provided by (used in) financing activities	360,723	(1,809)	480
Changes in cash and cash equivalents	107,579	266	(22)
Cash and cash equivalents at beginning of period	—	—	22
Cash and cash equivalents at end of period	$107,579	$266	$—
Supplemental disclosure of non-cash investing and financing activity:
Assumption of debt obligations	$227,415	$—	$—
Contribution from iStar Inc.	2,450	—	—
Accrued finance costs	595	21	—
Accrued offering costs	3,743	—	—
Accrued funding obligation	—	—	314
_______________________________________________________________________________

(1)	The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements
(unaudited)

Note 1—Organization and Business

Organization—Safety, Income and Growth, Inc. ("Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar Inc. (“iStar”) on October 24, 2016. iStar contributed a pre-existing portfolio of ground leases to Original Safety and sought third party capital to grow its ground lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income and Growth, Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company (i) acquired iStar's entire ground lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned by the Company as of June 30, 2017 and December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million(representing a 49% ownership interest in the Company at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completing a $45.0 million private placement with iStar, its largest shareholder. The initial public offering price was $20 per share. iStar paid, or has agreed to pay, a total of $19.0 million of organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no compensation for its payment of the organization and offering costs. The payment of such costs were treated as capital contributions from iStar with an offsetting cost of capital in the Company's consolidated statements of changes in equity.

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar, the Company's largest shareholder, pursuant to a management agreement (refer to Note 11). The Company has no employees, relying on its Manager to provide all services.

The Company intends to elect to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ending December 31, 2017. The Company was structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by the Company. The UPREIT structure may afford the Company with certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their ground leases to the Company.

Business—The Company operates its business through one segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder ("Ground Leases"). The Company believes that owning a portfolio of Ground Leases affords investors in the Company the opportunity for safe, growing income. Safety is derived from a Ground Lease's senior position in the commercial real estate capital structure. Growth is realized through (i) long-term leases with periodic contractual increases in rent, and (ii) growth in the value of the ground over time. Capital appreciation is realized when, at the end of the life of the lease, the commercial real estate property reverts back to the Company, as landlord, and the Company is able to realize the value of the leasehold, which may be substantial. The Company's leases share similarities with triple net leases in that the Company is typically not responsible for any operating or capital expenses over the life of the lease, making the management of its portfolio relatively simple, with limited working capital needs.

Note 2—Basis of Presentation and Principles of Combination and Consolidation
Basis of Presentation—For periods prior to April 14, 2017, the accompanying combined financial statements do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control (the "Predecessor") that have been ‘‘carved out’’ from iStar’s consolidated financial statements. For periods prior to April 14, 2017, these combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of iStar that are specifically identifiable and generated through, or associated with, an in-place lease, which have been reflected at iStar’s historical basis. For periods subsequent to April 14, 2017, the accompanying consolidated financial statements represent the consolidated financial statements of the Company. In addition, as a result of the Company's acquisition of the Initial Portfolio from iStar, the consolidated financial statements subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805 (refer to Note 4).

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

The preparation of these combined and consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for historical periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods. In the opinion of management, the accompanying combined financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

For the periods prior to April 14, 2017, most of the entities included in the Predecessor financial statements did not have bank accounts for the periods presented, and most cash transactions for the Predecessor were transacted through bank accounts owned by iStar. For the periods prior to April 14, 2017, the combined statements of cash flows for the periods presented were prepared as if operating, investing and financing transactions for the Predecessor had been transacted through its own bank accounts. Certain prior period amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.

Principles of Combination and Consolidation—For the periods prior to April 14, 2017, the combined financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows attributed to the Predecessor. For the periods subsequent to April 14, 2017, the consolidated financial statements include the accounts and operations of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3—Summary of Significant Accounting Policies

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (refer to Note 9 for a summary of shares outstanding).

Deferred financing fees—Deferred financing fees associated with the 2017 Revolver (refer to Note 6) are recorded in ‘‘Deferred expenses and other assets, net’’ on the Company’s combined and consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s combined and consolidated statements of operations.

Dispositions—Gains on the sale of real estate assets are recognized in "Income from sales of real estate" in accordance with ASC 360-20, Real Estate Sales. Gains on sales of real estate are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs.

Stock-based compensation—The Company accounts for stock-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. On June 27, 2017, the Company's directors who are not officers or employees of the Manager or iStar were granted 40,000 shares in the Company's common stock with an aggregate grant

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

date fair value of $0.8 million. The shares granted to the directors vested immediately and the Company recognized $0.8 million in stock-based compensation, which is classified within "General and administrative" in the Company's consolidated statements of operations.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel. The Company's equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. As of June 30, 2017, no equity incentive awards have been granted under the equity incentive plan.

Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives as either assets or liabilities on the Company's combined and consolidated balance sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company's two derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. The table below presents the Company's cash flow hedges that are designated in hedging relationships as well as their classification on the consolidated balance sheet as of June 30, 2017 ($ in thousands)(1):

Derivative Type	Maturity	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swap	October 2020	$45,000	$23	Deferred expenses and other assets, net
Interest rate swap	October 2030	95,000	149	Accounts payable, accrued expenses and other liabilities
____________________________________________________________________________

(1)	For the period from April 14, 2017 to June 30, 2017, the Company recognized $(0.1) million in accumulated other comprehensive income (loss).

(2)	The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. Over the next 12 months, the Company expects that $0.2 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense.

In February 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing (refer to Note 6). As a result of the settlement, the Company recorded a $0.4 million unrealized gain in other comprehensive income, which is recorded in "Safety, Income and Growth, Inc. Predecessor equity" on the Company’s combined and consolidated balance sheets. In connection with the Company's acquisition of the Initial Portfolio, the 2017 Secured Financing was recorded at fair value and the resulting premium will be recorded as a reduction to interest expense over the term of the 2017 Secured Financing.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the combined and consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board (‘‘FASB’’) guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its financial instruments including cash and cash equivalents; ground lease income receivable; deferred ground lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. For the Company's debt obligations not traded in secondary markets, the Company determines fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. The Company determined that the significant inputs used to value its debt obligations, net fall within Level 3 of the fair value hierarchy. The Company determined the fair value of its debt obligations, net approximated its carrying value as of June 30, 2017.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

In connection with the Company's acquisition of the Initial Portfolio and its acquisition of two separate Ground Leases on June 28, 2017 (refer to Note 4), the Company was required to account for the acquisitions as business combinations pursuant to ASC 805. The Company utilized a third-party specialist to assist the Company in recognizing and measuring the identifiable assets acquired, the liabilities assumed, and estimating the remaining useful life of the identifiable assets acquired in accordance with ASC 350.

As of June 30, 2017, the remainder of the Company’s significant accounting policies, which are detailed in the Company’s Prospectus, dated June 21, 2017 (the "Prospectus"), have not changed materially.

The Company is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has not yet made a decision as to whether it will take advantage of any or all of these exemptions.
In addition, the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to "opt out" of this extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. The Company's decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
The Company will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the Company's initial public offering, (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which the Company is deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934, as amended.
New Accounting Pronouncements—In February 2017, the FASB issued Accounting Standards Update ("ASU") 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements and expects to adopt the retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted under certain conditions. Management is evaluating the impact of the guidance on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments,

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’) which was issued to provide financial statement users with more decision useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (‘‘ASU 2016-02’’), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis and (iii) classify all cash payments within operating activities in its statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in the lessor derecognizing the underlying asset from its books and recording a profit or loss on the sale and a net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (‘'ASU 2014-09’') which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements and expects to adopt the full retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands)(1):

	As of
	June 30, 2017	December 31, 2016
Land and land improvements, at cost	$214,448	$41,160
Buildings and improvements, at cost	192,396	124,539
Less: accumulated depreciation	(1,251)	(61,221)
Total real estate, net	$405,593	$104,478
Real estate-related intangible assets, net	131,696	32,680
Total real estate, net and real estate-related intangible assets, net	$537,289	$137,158
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values. During the six months ended June 30, 2017, the Company sold a parking facility from its Hilton Western Portfolio for $0.5 million that had been previously impaired by iStar and had a carrying value of zero.

Real estate-related intangible assets, net consist of the following items ($ in thousands)(1):

	As of
	June 30, 2017	December 31, 2016
Above-market lease assets, net(2)	$68,662	$—
In-place lease assets, net(3)	36,756	—
Below-market lease asset, net(4)	26,278	—
Lease incentives, net(5)	—	32,545
Other intangible assets, net	—	135
Real estate-related intangible assets, net	$131,696	$32,680
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values.

(2)
Above-market lease assets are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $0.3 million as of June 30, 2017. The amortization of above-market lease assets decreased ground lease income in the Company's combined and consolidated statements of operations by $0.3 million for the period from April 14, 2017 to June 30, 2017. Above-market lease assets are amortized over the term of the leases.

(3)
In-place lease assets are recognized during business combinations and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $0.6 million as of June 30, 2017. The amortization expense for in-place leases was $0.6 million for the period from April 14, 2017 to June 30, 2017. This amount is included in "Depreciation and amortization" in the Company's combined and consolidated statements of operations. In-place lease assets are amortized over the term of the leases.

(4)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $0.2 million as of June 30, 2017. The amortization expense for the Company's below-market lease asset was $0.2 million for the period from April 14, 2017 to June 30, 2017. This amount is included in "Real estate expense" in the Company's combined and consolidated statements of operations. The below-market lease asset is amortized over the term of the lease.

(5)
Accumulated amortization on lease incentives was $2.1 million as of December 31, 2016. The amortization of lease incentives decreased ground lease income in the Company's combined and consolidated statements of operations by $15 thousand and $0.1 million for the periods from April 1, 2017 to April 13, 2017 and January 1, 2017 to April 13, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. Lease incentive assets are amortized over the term of the leases.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands) (1):

Year	Amount
2017 (remaining six months)	$2,639
2018	5,278
2019	5,278
2020	5,278
2021	5,278
_______________________________________________________________________________

(1)	As of June 30, 2017, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 60 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands)(1):

	As of
	June 30, 2017	December 31, 2016
Below-market lease liabilities(2)	$58,268	$—
Real estate-related intangible liabilities, net	$58,268	$—
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values.

(2)
Below-market lease liabilities are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.1 million as of June 30, 2017. The amortization of below-market lease liabilities increased ground lease income in the Company's combined and consolidated statements of operations by $0.1 million for the period from April 14, 2017 to June 30, 2017.

Acquisitions—On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. On June 28, 2017, the Company separately acquired two additional Ground Leases (described below) from third party sellers for an aggregate purchase price of approximately $142.0 million and accounted for the acquisitions as business combinations pursuant to ASC 805.

The Company acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction; once completed, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term.
The Company also acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

The Company's preliminary purchase price allocations for the acquisitions are presented in the table below ($ in thousands):

	Initial Portfolio	6200 Hollywood Blvd.	6201 Hollywood Blvd.	Total
Assets
Land and land improvements, at cost	$73,472	$68,140	$72,836	$214,448
Buildings and improvements, at cost	192,396	—	—	192,396
Real estate	265,868	68,140	72,836	406,844
Real estate-related intangible assets(1)	124,017	5,500	3,258	132,775
Other assets	1,174	—	—	1,174
Total assets	$391,059	$73,640	$76,094	$540,793

Liabilities
Real estate-related intangible liabilities(2)	$50,644	$—	$7,734	$58,378
Debt obligations	227,415	—	—	227,415
Total liabilities	278,059	—	7,734	285,793
Purchase Price(3)	$113,000	$73,640	$68,360	$255,000
_______________________________________________________________________________

(1)
Intangible assets primarily includes above market and in-place lease assets related to the acquisition of real estate assets. The amortization of above market lease assets is recorded as a reduction to "Ground lease income" in the Company's combined and consolidated statements of operations and are amortized over the term of the leases. The amortization expense for in-place leases is recorded in "Depreciation and amortization" in the Company's combined and consolidated statements of operations. In addition, intangible assets from the acquisition of the Initial Portfolio includes a below market lease asset on a property that is majority-owned by a third party that is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. The amortization of the below market lease asset is recorded to "Real estate expense" in the Company's combined and consolidated statements of operations.

(2)
Intangible liabilities includes below market lease liabilities related to the acquisition of real estate assets. The amortization of below market lease liabilities is recorded as an increase to "Ground lease income" in the Company's combined and consolidated statements of operations.

(3)	The Company paid $340.0 million in total consideration to iStar for the Initial Portfolio, including the proceeds from the 2017 Secured Financing.

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the three and six months ended June 30, 2017 and 2016, as if the acquisition of these properties was completed on January 1, 2016 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma revenues	$6,150	$6,165	$12,879	$12,342
Pro forma net income (loss) (1)	(368)	502	1,189	1,347
_______________________________________________________________________________

(1)
The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable. The acquisition of the Initial Portfolio is included in EPS for the period from April 14, 2017 to June 30, 2017. The acquisitions of 6200 Hollywood Boulevard and 6201 Hollywood Boulevard would have increased EPS by $0.17 if the acquisitions had occurred on April 14, 2017.

From the date of acquisition through June 30, 2017, $4.2 million in total revenues and $1.9 million in net income associated with the properties were included in the Company’s consolidated statements of operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2016, nor do they purport to represent the Company’s results of operations for future periods.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Ground Lease Payments—Future minimum Ground Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of June 30, 2017, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation (1)	Total
2017 (remaining six months)	$2,496	$2,122	$5,016	$9,634
2018	4,993	4,286	10,032	19,311
2019	4,993	4,341	10,032	19,366
2020	4,993	4,401	10,032	19,426
2021	4,993	4,469	10,032	19,494
_______________________________________________________________________________

(1)	Represents contractual base rent only and does not include percentage rent that is not fixed and determinable.
Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands)(1):

	As of
	June 30, 2017	December 31, 2016
Deferred finance costs, net	$2,840	$—
Other assets(2)	1,134	5,841
Leasing costs, net(3)	—	763
Deferred expenses and other assets, net	$3,974	$6,604
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values.

(2)
As of December 31, 2016, other assets included a $4.1 million receivable related to the funding provided to a certain investment in a Ground Lease the Company entered into during the year ended December 31, 2016. In addition, as of December 31, 2016 other assets includes $1.7 million in deferred offering costs.

(3)	Accumulated amortization of leasing costs was $28 thousand as of December 31, 2016.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands)(1):

	As of
	June 30, 2017	December 31, 2016
Accounts payable(2)	$3,743	$779
Accrued expenses(3)	1,403	708
Other liabilities	799	89
Accounts payable, accrued expenses and other liabilities	$5,945	$1,576
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values.

(2)	As of June 30, 2017 and December 31, 2016, accounts payable includes accrued offering costs.

(3)
As of June 30, 2017, accrued expenses primarily includes accrued acquisition costs, recoverable real estate taxes paid by the Company and reimbursed by the tenant and $0.6 million of accrued finance costs. As December 31, 2016, accrued expenses primarily includes recoverable real estate taxes paid by the Company and reimbursed by the tenant.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Debt Obligations, net

The Company's debt obligations consist of the following ($ in thousands)(1):

	As of		Stated Interest Rate	Scheduled Maturity Date
	June 30, 2017	December 31, 2016
Secured credit facilities:
2017 Secured Financing	$227,000	$—	3.795%	April 2027
Total secured credit facilities	227,000	—
Total debt obligations	227,000	—
Debt premium, net(1)	406	—
Total debt obligations, net	$227,406	$—
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values.

2017 Secured Financing—In March 2017, the Company entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that accrues interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, the Company entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773%.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and accrues interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee is waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow the Company to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. The Company incurred $2.8 million of lender and third-party fees, all of which was capitalized in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. As of June 30, 2017, the Company did not have any amounts outstanding on the 2017 Revolver.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets. Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. For the remainder of 2017, the Company will be permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of its common stock. Beginning in 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. As of June 30, 2017, the Company was in compliance with all of its financial covenants.
Note 7—Commitments and Contingencies

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s combined and consolidated financial statements.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Risk Management
In the normal course of its ongoing business operations, the Company encounters credit risk. Credit risk is the risk of default on the Company’s leases that result from a tenant’s inability or unwillingness to make contractually required payments.

Risk concentrations—Concentrations of credit risks arise when the Company has multiple leases with a particular tenant or credit party, or a number of the Company’s tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features, such that their ability to meet contractual obligations, including those to the Company, could be similarly affected by changes in economic conditions.

The Company underwrites the credit of prospective tenants and often requires them to provide some form of credit support such as corporate guarantees. Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of Ground Lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the six months ended June 30, 2017, the Company’s two largest tenants accounted for approximately $5.5 million and $2.7 million, or 53% and 26%, respectively, of the Company’s revenues.

Five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 34% of the Company’s total assets at June 30, 2017. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

Note 9—Equity

Common Stock—On April 14, 2017, two institutional investors acquired 2,875,000 shares of the Company's common stock for $57.5 million and iStar acquired 2,775,000 shares of the Company's common stock for $55.5 million.

On June 27, 2017, the Company sold 10,250,000 shares of its common stock in its initial public offering for proceeds of $205.0 million. Concurrently with the initial public offering, the Company sold $45.0 million in shares, or 2,250,000 shares, of its common stock to iStar in a private placement and issued 40,000 shares to its directors who are not employees of the Manager or iStar in consideration for their services as directors.

The following table presents a summary of the Company's ownership as of June 30, 2017:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Shares outstanding at June 30, 2017			18,190,000

Safety, Income and Growth, Inc. Predecessor Equity—For the periods prior to April 14, 2017, Safety, Income and Growth, Inc. Predecessor Equity represents net contributions from and distributions to iStar. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by iStar and are included in Safety, Income and Growth, Inc. Predecessor Equity.

Dividends—The Company intends to elect to qualify as a REIT beginning with its taxable year ending December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. The Company did not declare or pay any common stock dividends for the six months ended June 30, 2017.

Note 10—Earnings Per Share

EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period.
The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data)(1):

For the Period from April 14, 2017 to June 30, 2017
Income (loss) from operations	$(1,604)
Income (loss) from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$(1,604)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

For the Period from April 14, 2017 to June 30, 2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss)	$(1,604)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	6,293

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income and Growth, Inc. and allocable to common shareholders	$(0.25)

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. Although the Manager was recently formed, iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value in excess of $35.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of March 31, 2017, iStar had total assets of approximately $5.3 billion and 191 employees in its New York City headquarters and its seven regional offices across the United States.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Management Agreement

The Company has designed what it believes to be a management agreement with unique features that create alignment and incentives. A summary of the terms of the management agreement is below:

Manager	SFTY Manager, LLC, a wholly-owned subsidiary of iStar Inc.
Management Fee	Annual fee of 1.0% of total shareholder's equity (up to $2.5 billion) Annual fee of 0.75% of total shareholder's equity (> $2.5 billion)
Management Fee Consideration
Payment will be made exclusively in the Company's common stock (valued at the greater of (i) the volume weighted average market price during the quarter for which the fee is being paid or (ii) the initial public offering price)

Lock-up
Restriction from selling common stock received for management fees for 2 years from the date of such issuance (restriction will terminate in the event of and effective with the termination of the management agreement)

Management Fee Waiver	No management fee paid to the Manager during the first year (through June 30, 2018)
Incentive Fee	None
Term	1 year
Renewal Provision	Annual renewal to be approved by majority of independent directors
Termination Fee	None

For the period from April 14, 2017 to June 30, 2017, the Company recorded $0.2 million in management fees to the Manager. These management fees are recorded in general and administrative expenses in the Company's consolidated statements of operations. The management fees were not actually paid to the Manager because no management fees are payable during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

Expense Reimbursements

The Company pays, or reimburses the Manager for, all of the Company's operating expenses, except those specifically required to be borne by the Manager under the management agreement. In addition, because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that third-party professionals or consultants otherwise would perform, the Manager is reimbursed, solely in shares of the Company's common stock, for the documented cost of performing such tasks.

For the period from the initial public offering on June 27, 2017 to June 30, 2017, the Company was allocated $20 thousand in expenses from the Manager. These expenses are recorded in general and administrative expenses in the Company's consolidated statements of operations. The expenses were waived by the Manager, and accordingly, were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses.
Note 12—Subsequent Events

Subsequent to June 30, 2017, iStar, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased shares in the Company's common stock pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which they may buy in the open market up to $25.0 million in the aggregate of the Company’s common stock. Shares will be purchased under the 10b5-1 Plan when the market price per share is below $20.00 and will accelerate with declines in the market price. Purchases will be allocated 98% to iStar, 1% to the trusts established by Jay Sugarman and 1% to Mr. Jervis.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safety, Income and Growth, Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Prospectus dated June 21, 2017 (the "Prospectus"), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safety, Income and Growth, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our combined and consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Prospectus. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our combined and consolidated financial statements of prior periods to conform to our current financial statements presentation.
Introduction

Safety, Income and Growth, Inc. ("Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar Inc. (“iStar”) on October 24, 2016. iStar contributed a pre-existing portfolio of ground leases to Original Safety and sought third party capital to grow its ground lease business. A second entity, SIGI Acquisition, Inc. ("SIGI") was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income and Growth, Inc. References herein to us or we refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, we (i) acquired iStar's entire ground lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned as of June 30, 2017 and December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of our common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in us at such time), and 2,775,000 shares of our common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in us at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, we completed our initial public offering raising $205.0 million in gross proceeds and concurrently completing a $45.0 million private placement with iStar. The initial public offering price was $20 per share. iStar paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no compensation for its payment of the organization and offering costs.

We are managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar, our largest shareholder, pursuant to a management agreement (refer to Note 11). We have no employees, relying on our Manager to provide all services.

We intend to elect to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ending December 31, 2017. We were structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by us. The UPREIT structure may afford us with certain benefits as we seek to acquire properties from third parties who may want to defer taxes on the contribution of their ground leases to us.
Executive Overview

We operate our business through one segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (us) and a tenant or leaseholder ("Ground Leases"). We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease's senior position in the commercial real estate capital structure. Growth is realized through (i) long-term leases with periodic contractual increases in rent, and (ii) growth in the value of the ground over time. Capital appreciation is realized when, at the end of the life of the lease, the commercial real estate property reverts back to us, as landlord, and we are able to realize the value of the leasehold, which may be substantial. Our leases share similarities with triple net leases in that typically we are not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs.

Our Initial Portfolio was comprised of 12 properties located in major metropolitan areas that were acquired or originated by iStar over the past 20 years. All of the properties in our Initial Portfolio are subject to long-term leases consisting of seven Ground Leases and one master lease (covering five properties) that provide for periodic contractual rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

In June 2017, we acquired two additional Ground Leases. The Ground Leases were purchased from third-party sellers for an aggregate purchase price of approximately $142.0 million. Both transactions are well located urban developments, and based upon our estimated net operating income at the properties upon stabilization, have significant coverage to the initial Ground Lease payment due under the leases, greater than 5.4x. We intend to grow our portfolio through future acquisitions and originations of Ground Leases and believe these transactions are indicative of some of the types of Ground Leases we are pursuing for acquisition and origination. We acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction; once completed, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term. We also acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term. Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a combined property value of approximately $600 million. Combined property value represents the value of the land, buildings and improvements relating to the underlying property, assuming no Ground Lease on the property. The $450 million of leasehold improvements reverts back to us as lessor at the end of the lease, which we refer to as the value bank ("Value Bank").

Portfolio Overview

The tables below present an overview of our portfolio as of June 30, 2017, unless otherwise indicated ($ in millions)

		Lease Terms		Rent(1)
Property Name	Location	Lease Expiration / As Extended	Fixed Escalations or Revenue Participation	In-Place Base Rent(2)	% Rent(3)	Total In-Place Cash Rent	GAAP Rent
Doubletree Seattle Airport(4)	Seattle, WA	2025 / 2035	% Rent	$4.5	$1.0	$5.5	$5.5
One Ally Center	Detroit, MI	2114 / 2174	1.5% / p.a. CPI Lookback(5)	2.6	N/A	2.6	5.3
Hilton Salt Lake(4)	Salt Lake City, UT	2025 / 2035	% Rent	2.7	0.6	3.3	3.3
Doubletree Mission Valley(4)	San Diego, CA	2025 / 2035	% Rent	1.1	0.7	1.8	1.8
Doubletree Sonoma(4)	San Francisco, CA	2025 / 2035	% Rent	0.7	0.4	1.1	1.2
Doubletree Durango(4)	Durango, CO	2025 / 2035	% Rent	0.9	0.3	1.2	1.2
Dallas Market Center - Sheraton Suites	Dallas, TX	2114 / 2114	2.0% / p.a.(6)	0.4	N/A	0.4	1.0
Northside Forsyth Medical Center	Atlanta, GA	2115 / 2175	1.5% / p.a. CPI Lookback(7)	0.5	N/A	0.5	1.1
NASA/JPSS Headquarters	Washington, DC	2075 / 2105	3.0% / 5yrs	0.4	N/A	0.4	0.4
The Buckler Apartments	Milwaukee, WI	2112 / 2112	15% / 10yrs	0.3	N/A	0.3	1.0
Dallas Market Center - Marriott Courtyard	Dallas, TX	2026 / 2066	% Rent	0.1	0.2	0.3	—
Lock Up Self Storage Facility	Minneapolis, MN	2037 / 2037	3.5% / 2 yrs	0.1	N/A	0.1	0.1
Hollywood Blvd - North	Los Angeles, CA	2104 / 2104	CPI / 4 yrs(8)	2.4	N/A	2.4	2.5
Hollywood Blvd - South	Los Angeles, CA	2104 / 2104	CPI / 4 yrs(9)	2.6	N/A	2.6	2.6
Total				$19.3	$3.2	$22.5	$27.0
_______________________________________________________________________________

(1)	Rent payments do not include any payments made by our tenants to us in respect of reimbursement expenses.

(2)	Annualized cash base rental income in place as of June 30, 2017.

(3)	Total percentage cash rental income during the 12 months ended June 30, 2017.

(4)
Property is part of the Hilton Western Portfolio and is subject to a master lease. In November 2016, the master lease governing the Hilton Western Portfolio was amended to change the look back period for which annual percentage rent is computed from the trailing twelve months ended September 30 to the trailing twelve months ended December 31. In March 2017, we recorded $0.5 million of income representing a one-time stub payment of percentage rent for the three months ended December 31, 2016, to account for the change in the look back period. The aggregate $3.0 million percentage rent shown above for the hotels comprising the Hilton Western portfolio excludes the one-time $0.5 million stub period payment.

(5)
During each 10th lease year, annual fixed rent is adjusted to the greater of (i) 1.5% over the prior year’s rent, or (ii) the product of the rent applicable in the initial year of the 10 year period multiplied by a CPI factor, subject to a cap on the increase of 20% of the rent applicable in that initial year.

(6)
For the 51st through 99th years of the lease, the base rent is the greater of (i) the annual rent calculated based on 2.0% annual rent escalation throughout the term of the lease, and (ii) the fair market rental value of the property.

(7)
During each 10th lease year, annual fixed rent is adjusted to the greater of (i) 1.5% over the prior year’s rent, or (ii) the product of the rent applicable in the initial year of the 10 year period multiplied by a CPI factor, subject to a cap on the increase of 20% of the prior year’s rent.

(8)
Base rent is subject to increase every 4 years based on a percentage of the increase in the CPI for the greater Los Angeles area, California in that time span. Rent increase capped at 12.0% from one rent period to the next. Next potential base increase is February 2019. Notwithstanding the foregoing, in 2059 and 2079, the annual base rent will be reset based on a calculation derived from the then fair market value of the land, but not less than the annual base rent that was in effect before the reset.

(9)
Base rent is subject to increase every 4 years based on a percentage of the increase in the CPI for the greater Los Angeles area, California in that time span. Rent increase capped at 12.0% from one rent period to the next. Next potential base increase is May 2018. Notwithstanding the foregoing, in 2058 and 2078, the annual base rent will be reset based on a calculation derived from the then fair market value of the land, but not less than the annual base rent that was in effect before the reset.

Property Name	Property Type	Units/Keys	Square Feet	Underlying Property NOI(1)		Ground Rent Coverage(1)
Doubletree Seattle Airport	Hotel	850	579,432	$15.3		3.4x
One Ally Center	Office	N/A	957,355	N/A	(2)	>5.0x(2)
Hilton Salt Lake	Hotel	499	425,000	9.8		3.7x
Doubletree Mission Valley	Hotel	300	236,745	7.0		6.3x
Doubletree Sonoma	Hotel	245	213,000	4.0		5.4x
Doubletree Durango	Hotel	159	132,384	3.0		3.5x
Dallas Market Center - Sheraton Suites(3)	Hotel	251	178,331	2.0		5.5x
Northside Forsyth Medical Center	Medical Office Building	N/A	92,573(4)	1.5	(5)	3.1x
NASA/JPSS Headquarters	Office	N/A	120,000	1.8	(6)	4.1x
The Buckler Apartments	Multi-Family	207	206,712	2.3	(7)	9.2x
Dallas Market Center - Marriott Courtyard(3)	Hotel	184	158,805	2.5		20.3x
Lock Up Self Storage Facility	Self Storage	812	104,000	0.8	(8)	6.3x
Hollywood Blvd - North	Multi-Family	535(9)	183,802	>14.5	(10)	>6.0x
Hollywood Blvd - South	Multi-Family	507(9)	143,141	>14.0	(11)	>5.4x
Total / Weighted Average				$91.4		4.7x
_______________________________________________________________________________

(1)
Underlying Property NOI is defined as the net operating income of the commercial real estate being operated at the property without giving effect to any rent paid or payable under our GL. Net operating income is calculated as property-level revenues less property-level operating expenses as reported to us by the tenant. We rely on net operating income as reported to us by our tenants without any independent investigation or verification by us. We are prohibited from publicly disclosing the Underlying Property NOI at One Ally Center pursuant to a confidentiality agreement with the tenant; therefore, in this report where we have provided information using an assumed Underlying Property NOI at One Ally Center, we have also presented the same information excluding all assumed Underlying Property NOI at One Ally Center. Underlying Property NOI is shown for the 12 months ended June 30, 2017 unless otherwise noted.

Ground Rent Coverage is defined as the ratio of the Underlying Property NOI to the base rental payment due to us under the Ground Lease. We have estimated the Ground Rent Coverage for One Ally Center based upon available market information.

(2)
Represents our estimate of Ground Rent Coverage based on a stabilized net operating income, without giving effect to any rent abatements. Underlying Property NOI information provided by our Ground Lease tenant is confidential. Our estimate is based on available market information.

(3)	Based on available information, represents Underlying Property NOI for the 12 months ended March 31, 2017.

(4)	Represents square footage of initial building. The site can accommodate an additional 115,100 square feet.

(5)	Represents our underwritten expected net operating income at the property upon stabilization.

(6)
Does not reflect (i) $0.8 million of rent concessions given by our Ground Lease tenant to one of its subtenants for the period from June 1, 2016 through August 31, 2016 or (ii) $0.2 million of legal expenses incurred by our Ground Lease tenant from January 1, 2017 to June 30, 2017.

(7)	Represents tenant’s expected net operating income at the property upon stabilization.

(8)	Based on available information, represents Underlying Property NOI for the 12 months ended December 31, 2016.

(9)	Reflects the estimated number of apartments at 6201 Hollywood and to be constructed at 6200 Hollywood.

(10)
Construction was completed in 2016 and the property is currently in the lease up phase. A full year of property results is not yet available. Underlying Property NOI represents our underwritten stabilized net operating income at the property upon stabilization and the resulting estimated ground rent coverage. Our estimates are based on leasing activity at the property and available market information, including leasing activity at comparable properties in the market.

(11)
The property is currently under construction. We currently expect construction to be completed in 2018. Represents our underwritten stabilized net operating income at the property upon stabilization and the resulting estimated ground rent coverage. Our estimates are based on available market information, including leasing activity at comparable properties in the market.

Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016 (1)

	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Three Months Ended June 30, 2016	$ Change	% Change
	(in thousands)
	The Company	Predecessor
Ground lease income	$4,201	$672	$4,663	$210	5%
Other income	3	19	9	13	>100%
Total revenue	4,204	691	4,672	223	5%
Interest expense	1,868	332	2,021	179	9%
Real estate expense(2)	425	59	167	317	>100%
Depreciation and amortization	1,873	114	780	1,207	>100%
General and administrative	1,149	132	651	630	97%
Other expense	493	—	—	493	100%
Total costs and expenses	5,808	637	3,619	2,826	78%
Net income (loss)	$(1,604)	$54	$1,053	$(2,603)	>(100%)
_______________________________________________________________________________

(1)
Operations prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor. In addition, as a result of our acquisition of the Initial Portfolio from iStar, the periods subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805.

(2)	Real estate expense includes reimbursable property taxes at one of our properties.

Ground lease income increased to $4.9 million during the three months ended June 30, 2017 from $4.7 million for the same period in 2016. The increase in 2017 was primarily due to additional rental income earned on a Ground Lease originated subsequent to March 31, 2016. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805.

During the three months ended June 30, 2017, we incurred interest expense from our 2017 Secured Financing of $2.2 million. During the three months ended June 30, 2016, interest expense of $2.0 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $0.5 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, real estate expenses consisted primarily of non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance and consulting fees. During the three months ended June 30, 2016, real estate expenses consisted primarily of recoverable property taxes at one of our properties.
Depreciation and amortization was $2.0 million and $0.8 million during the three months ended June 30, 2017 and 2016, respectively, and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recognizing amortization expense resulting from in-place intangible lease assets.

During the three months ended June 30, 2017, general and administrative expenses include management fees (which our Manager is waiving during the first year of the management agreement), stock-based compensation for equity awards granted to our directors who are not employees of our Manager or iStar, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager is waiving during the first year of the management agreement). During the three months ended June 30, 2016, general and administrative expenses primarily includes an allocation of expenses to us from iStar. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the three months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Non-cash expenses
Allocation from iStar	$131	$651
Stock-based compensation	766	—
Management fees	154	—
Expense reimbursements to the Manager	20	—
Subtotal - non-cash expenses	1,071	651
Cash expenses
Public company costs	210	—
Subtotal - cash expenses	210	—
Total general and administrative expenses	$1,281	$651

During the three months ended June 30, 2017, other expense consists primarily of non-recurring acquisition costs.

Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016 (1)

	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016	$ Change	% Change
	(in thousands)
	The Company	Predecessor
Ground lease income	$4,201	$5,916	$9,256	$861	9%
Other income	3	108	9	102	>100%
Total revenue	4,204	6,024	9,265	963	10%
Interest expense	1,868	2,432	3,982	318	8%
Real estate expense(2)	425	210	363	272	75%
Depreciation and amortization	1,873	901	1,570	1,204	77%
General and administrative	1,149	1,143	1,383	909	66%
Other expense	493	—	—	493	100%
Total costs and expenses	5,808	4,686	7,298	3,196	44%
Income from sales of real estate	—	508	—	508	(100)%
Net income (loss)	$(1,604)	$1,846	$1,967	$(1,725)	(88)%
_______________________________________________________________________________

(1)
Operations prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor. In addition, as a result of our acquisition of the Initial Portfolio from iStar, the periods subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to ASC 805.

(2)	Real estate expense includes reimbursable property taxes at one of our properties.

Ground lease income increased to $10.1 million during the six months ended June 30, 2017 from $9.3 million for the same period in 2016. The increase in 2017 was primarily due to a one-time stub payment of $0.5 million of percentage rent in respect of the Hilton Western Portfolio, due to a change in the look back period for which percentage rent is calculated.

Other income for the six months ended June 30, 2017 and 2016 consists primarily of interest income earned on fundings provided to a certain investment in a Ground Lease.

During the six months ended June 30, 2017, we incurred interest expense from our 2017 Secured Financing of $2.2 million and we incurred an allocation of interest expense from iStar of $2.1 million for the period prior to the 2017 Secured Financing. During the six months ended June 30, 2016, interest expense of $4.0 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $0.6 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, real estate expenses consisted primarily of non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance and consulting fees. During the six months ended June 30, 2016, real estate expenses consisted primarily of recoverable property taxes at one of our properties.
Depreciation and amortization was $2.8 million and $1.6 million during the six months ended June 30, 2017 and 2016, respectively, and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recognizing amortization expense resulting from in-place intangible lease assets.

During the six months ended June 30, 2017, general and administrative expenses include management fees to (which our Manager is waiving during the first year of the management agreement), stock-based compensation for equity awards granted to our directors who are not employees of our Manager or iStar, costs of operating as a public company and an allocation of expenses to us from our Manager and iStar (which our Manager is waiving during the first year of the management agreement). During the six months ended June 30, 2016, general and administrative expenses primarily includes an allocation of expenses to us from iStar. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the six months ended June 30, 2017 and 2016 ($ in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Non-cash expenses
Allocation from iStar	$1,053	$1,383
Stock-based compensation	766	—
Management fees	154	—
Expense reimbursements to the Manager	20	—
Subtotal - non-cash expenses	1,993	1,383
Cash expenses
Public company costs	299	—
Subtotal - cash expenses	299	—
Total general and administrative expenses	$2,292	$1,383

During the six months ended June 30, 2017, other expense consists primarily of non-recurring acquisition costs.

During the six months ended June 30, 2017, we recognized income from sales of real estate of $0.5 million resulting from the sale of a parking facility from our Hilton Western Portfolio that had been previously impaired by iStar and had a carrying value of zero.

Non-GAAP Financial Measures

In addition to net income (loss) prepared in conformity with GAAP, we use certain non-GAAP financial measures to measure our operating performance. We present below a discussion of funds from operations ("FFO"), and adjusted funds from operations ("AFFO").

We present FFO and AFFO because we consider them to be important supplemental measures of our operating performance and believe that they are frequently used by management, securities analysts, investors and other interested parties in the evaluation of REITs. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs.

We compute FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains or losses from sales of depreciable operating property, plus real estate-related depreciation and amortization. We compute AFFO by adding (or subtracting) to FFO the following items: straight-line rental income, the amortization of real estate-related intangibles, non-cash management fees and expense reimbursements, stock-based compensation, acquisition costs and the amortization of deferred financing costs and other expenses related to debt obligations.

We consider AFFO to be a useful metric when evaluating the key drivers of our long term operating performance, which are relatively straightforward. Our Ground Lease investments generate rental income and our tenants are typically responsible for all property level expenses. As a result, we incur minimal property level cash expenses that are not reimbursed. Furthermore, we subtract straight-line rent because it represents non-cash GAAP income, which creates a material difference between our GAAP rental income recorded and the cash rent we receive, particularly due to the very long duration of our leases. AFFO is presented prior to the impact of the amortization of lease intangibles, non-cash management fees and expense reimbursements, stock-based compensation, and other expenses which represent non-cash expenses. We also add back acquisition expenses incurred for the acquisition of Ground Leases due to the long-term nature of our Ground Lease business. Our Ground Lease assets typically have long-term leases (typically 30-99 years) and acquisition expenses will only affect our operations in periods in which Ground Leases are acquired.

In addition, we believe FFO and AFFO are useful to investors as they capture features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets.

Investors should review FFO and AFFO, along with GAAP net income (loss), when trying to understand the operating performance of an equity REIT like us. However, because FFO and AFFO exclude depreciation and amortization and do not capture the changes in the value of our properties that result from use or market conditions, which have real economic effect and could materially impact our results from operations, the utility of FFO and AFFO as measures of our performance is limited. There can be no assurance that FFO and AFFO as presented by us is comparable to similarly titled measures of other REITs. FFO and AFFO do not represent cash generated from operating activities and should not be considered as alternatives to net income (loss) (determined in accordance with GAAP) or to cash flow from operating activities (determined in accordance with GAAP). FFO and AFFO are not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions to our stockholders. Although FFO and AFFO are measures used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO and AFFO may vary from one company to another.

The following table presents a reconciliation of our pro forma and historical combined and consolidated net income (loss), the most directly comparable GAAP measure, to FFO and AFFO, for the periods presented (1):

	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Three Months Ended June 30, 2016	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016
	(in thousands)
Funds from Operations	The Company	Predecessor		The Company	Predecessor
Net income (loss)	$(1,604)	$54	$1,053	$(1,604)	$1,846	$1,967
Add: Depreciation and amortization	1,873	114	780	1,873	901	1,570
Less: Income from sales of real estate	—	—	—	—	(508)	—
FFO	$269	$168	$1,833	$269	$2,239	$3,537

Adjusted Funds from Operations
FFO	$269	$168	$1,833	$269	$2,239	$3,537
Straight-line rental income	(1,044)	(159)	(1,093)	(1,044)	(1,271)	(2,148)
Amortization of real estate-related intangibles, net	346	15	103	346	118	206
Stock-based compensation	766	31	54	766	246	199
Acquisition costs	381	—	—	381	—	—
Non-cash management fees and expense reimbursements	174	—	—	174	—	—
Non-cash interest expense	2	20	243	2	20	471
AFFO	$894	$75	$1,140	$894	$1,352	$2,265
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

We present below a discussion of earnings before interest, depreciation and amortization, or EBITDA. We compute EBITDA as the sum of net income (loss) before interest expense and depreciation and amortization. We present EBITDA because we believe that EBITDA, along with cash flow from operating activities, investing activities and financing activities, provides investors with an additional indicator of our ability to incur and service debt. EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indication of our financial performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP), or as a measure of our liquidity.

The following table presents a reconciliation of our historical combined and consolidated net income, the most directly comparable GAAP measure to EBITDA, for the periods presented (1):

	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Three Months Ended June 30, 2016	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2016
	(in thousands)
EBITDA	The Company	Predecessor		The Company	Predecessor
Net income (loss)	$(1,604)	$54	$1,053	$(1,604)	$1,846	$1,967
Add: Interest expense	1,868	332	2,021	1,868	2,432	3,982
Add: Depreciation and amortization	1,873	114	780	1,873	901	1,570
EBITDA	$2,137	$500	$3,854	$2,137	$5,179	$7,519
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income and Growth, Inc. Predecessor.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, fund and maintain our assets and operations, complete acquisitions and originations of investments, make distributions to our stockholders and meet other general business needs. In order to qualify as a REIT, we are required under the Internal Revenue Code of 1986 to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly cash distributions to our stockholders sufficient to meet REIT qualification requirements.

As of June 30, 2017, we had $108 million of available cash. Our primary sources of cash to date have been proceeds of $205 million from our initial public offering, proceeds of $45 million from our private placement to iStar and proceeds of $113 million from our initial capitalization by iStar and two institutional investors. Our primary uses of cash to date have been the $113 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below) and the acquisition of two Ground Leases purchased from third-party sellers for an aggregate purchase price of approximately $142 million. Our primary sources of liquidity going forward will generally consist of cash on hand and cash generated from our operating activities, financings and unused borrowing capacity under our 2017 Revolver.

We expect our short-term liquidity requirements to include:
•debt service;
•distributions to our stockholders; and
•working capital.

We expect to meet our short-term liquidity requirements through our cash on hand, our cash flows from operations and our 2017 Revolver. The availability of our 2017 Revolver is subject to the conditions set forth in the applicable loan agreement.

We expect our long-term liquidity requirements to include:
•acquisitions and originations of Ground Lease investments; and
•debt maturities.

We expect to meet our long-term liquidity requirements through our cash on hand, cash flows from operations, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of June 30, 2017 (refer to Note 6 to the combined and consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
Total principal maturities	227,000	—	—	—	227,000	—
Interest Payable	85,932	8,734	17,493	17,469	42,236	—
Total(1)	$312,932	$8,734	$17,493	$17,469	$269,236	$—
_______________________________________________________________________________

(1)
We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

2017 Secured Financing—In March 2017, we entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that accrues interest at 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, we entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773%.
2017 Revolver—In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by us, subject to certain conditions, and accrues interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee is waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow us to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. We incurred $2.8 million of lender and third-party fees, all of which was capitalized in "Deferred expenses and other assets, net" on our consolidated balance sheets. As of June 30, 2017, we did not have any amounts outstanding on the 2017 Revolver.
Debt Covenants—We are subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of our total consolidated assets. Additionally, the 2017 Revolver restricts our ability to pay distributions to our stockholders. For the remainder of 2017, we will be permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of our common stock. Beginning in 2018, we will be permitted to make annual distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. As of June 30, 2017, we were in compliance with all of our financial covenants.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.
Cash and cash equivalents—Cash and cash equivalents include cash held in banks or, if applicable, invested in money market funds with original maturity terms of less than 90 days.

Earnings per share—We have one class of common stock. Earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding (refer to Note 9 for a summary of shares outstanding).

Deferred financing fees—Deferred financing fees associated with debt obligations are recorded as a reduction of the carrying value of ‘‘Debt obligations, net’’ on our combined and consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in our combined and consolidated statements of operations.

Dispositions—Gains on the sale of real estate assets are recognized in "Income from sales of real estate" in accordance with Accounting Standards Codification (‘‘ASC’’) 360-20, Real Estate Sales. Gains on sales of real estate are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. We primarily uses specific identification and the relative sales value method to allocate costs.

Stock-based compensation—We account for stock-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. On June 27, 2017, our directors who are not officers or employees of our Manager or iStar were granted 40,000 restricted shares in our common stock with an aggregate grant date fair value of $0.8 million. The shares granted to our board of directors vested immediately and we recognized $0.8 million in stock-based compensation which is classified within "General and administrative" in our consolidated statements of operations.

Derivative instruments and hedging activity—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. We do not enter into derivatives for trading purposes.

We recognize derivatives as either assets or liabilities on our combined and consolidated balance sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

Fair Values—We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the combined and consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We determine the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of us and our own assumptions about market participant assumptions. We determined the carrying values of our financial instruments including cash and cash equivalents; ground lease income receivable; deferred ground lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their the fair values of the instruments. For our debt obligations not traded in secondary markets, we determine fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. We determined that the significant inputs used to value our debt obligations, net fall within Level 3 of the fair value hierarchy. We determined the fair value of our debt obligations, net approximated its carrying value as of June 30, 2017.

As of June 30, 2017, the remainder of our significant accounting policies, which are detailed in our Prospectus, have not changed materially.
New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the combined and consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risks
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market prices and interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness.

Subject to qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. Our primary objectives when undertaking hedging transactions will be to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. However, we can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio. Our current portfolio is not subject to foreign currency risk.

Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into hedging instruments such as interest rate swap agreements and interest rate cap agreements in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2017, we had $227 million of fixed-rate debt outstanding from the 2017 Secured Financing.

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be party, or our properties may be subject to, various claims, lawsuits or other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial position, liquidity or results of operations if determined adversely to us.

Item 1a.    Risk Factors
For a discussion of the Company's potential risks and concentrations, see information under the heading "Risk Factors" in the Company's Prospectus, dated June 21, 2017, as filed with the Securities and Exchange Commission. There were no material changes from the risk factors previously disclosed in the Company's Prospectus.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On April 14, 2017, the Company issued 2,775,000 shares of its common stock to iStar for an aggregate purchase price of $55.5 million, 2,125,000 shares of its common stock to SFTY Venture LLC, an affiliate of GIC (Realty) Private Limited, for an aggregate purchase price of $42.5 million and 750,000 shares of its common stock to SFTY VII-B, LLC, an affiliate of Lubert-Adler, L.P., for an aggregate purchase price of $15 million. All of the foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. On June 27, 2017, concurrently with the Company's initial public offering, the Company completed a concurrent private placement to iStar by issuing 2,250,000 shares of common stock for cash consideration of $20.00 per share to iStar for an aggregate purchase price of $45.0 million. iStar has agreed to pay the underwriting discounts and commissions payable to the underwriters in connection with the offering, the Company’s other offering expenses and the Company’s expenses incurred in connection with the concurrent iStar placement, in an aggregate amount not to exceed $25.0 million.

Use of Proceeds

On June 28, 2017, the Company, through its Operating Partnership, completed acquisitions of two Ground Leases as described below.

The Company acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction; once completed, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term.
The Company also acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease has 87 years remaining on its term.
Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a combined property value of approximately $600 million. Combined property value represents the value of the land, buildings and improvements relating to the underlying property, assuming no Ground Lease on the property. The combined property value reverts back to us as lessor at the end of the lease.
These acquisitions, which were previously disclosed to be under contract in the Company’s Prospectus, were purchased from third party sellers for an aggregate purchase price of approximately $142.0 million in cash, funded using a portion of the net proceeds from the Company's initial public offering.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Combined and Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the six months ended June 30, 2017 and 2016, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016 and (vi) the Notes to the Combined Financial Statements (unaudited).

_______________________________________________________________________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safety, Income and Growth, Inc. Registrant
Date:	July 27, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safety, Income and Growth, Inc. Registrant
Date:	July 27, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)