Form 10-Q
period 2017-09-30
Safety, Income & Growth, Inc.
filed 2017-10-26
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-38122
_______________________________________________________________________________
Safety, Income & Growth Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	30-0971238 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY (Address of principal executive offices)	10036 (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of October 25, 2017, there were 18,190,000 shares, $0.01 par value per share, of Safety, Income & Growth Inc. common stock outstanding.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safety, Income & Growth Inc.
Combined and Consolidated Balance Sheets
(In thousands)

	As of
	September 30, 2017 (unaudited)	December 31, 2016
ASSETS	The Company	Predecessor
Real estate
Real estate, at cost	$413,145	$165,699
Less: accumulated depreciation	(2,752)	(61,221)
Total real estate, net	410,393	104,478
Real estate-related intangible assets, net	140,069	32,680
Total real estate, net and real estate-related intangible assets, net	550,462	137,158
Cash and cash equivalents	91,327	—
Restricted cash	2,976	—
Ground and other lease income receivable, net	—	3,482
Deferred ground and other lease income receivable, net	2,422	8,423
Deferred expenses and other assets, net	3,337	6,604
Total assets	$650,524	$155,667
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$6,783	$1,576
Real estate-related intangible liabilities, net	58,114	—
Debt obligations, net	227,396	—
Total liabilities	292,293	1,576
Commitments and contingencies (refer to Note 7)	—	—
Equity:
Safety, Income & Growth Inc. Predecessor Equity	—	154,091
Safety, Income & Growth Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,190 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	182	—
Additional paid-in capital	363,465	—
Retained earnings (deficit)	(5,173)	—
Accumulated other comprehensive income (loss)	(243)	—
Total equity	358,231	154,091
Total liabilities and equity	$650,524	$155,667
The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income & Growth Inc.(1)
Combined and Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016
	2017	2016
Revenues:	The Company	Predecessor	The Company	Predecessor
Ground and other lease income	$6,172	$4,749	$10,374	$5,916	$14,005
Other income	84	23	86	108	32
Total revenues	6,256	4,772	10,460	6,024	14,037
Costs and expenses:
Interest expense	2,445	2,090	4,313	2,432	6,072
Real estate expense(2)	472	241	897	210	604
Depreciation and amortization	2,266	786	4,139	901	2,356
General and administrative	1,672	706	2,821	1,143	2,089
Other expense	122	—	615	—	—
Total costs and expenses	6,977	3,823	12,785	4,686	11,121
Income (loss) from operations	(721)	949	(2,325)	1,338	2,916
Income from sales of real estate	—	—	—	508	—
Net income (loss)	$(721)	$949	$(2,325)	$1,846	$2,916

Per common share data:
Net income (loss)
Basic and diluted	$(0.04)	N/A	$(0.18)	N/A	N/A
Weighted average number of common shares:
Basic and diluted	18,190	N/A	12,731	N/A	N/A

Dividends declared per share(3)	$0.15	N/A	$0.1566	N/A	N/A
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the three and nine months ended September 30, 2017, real estate expense includes reimbursable property taxes at one of the Company's properties of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2017, real estate expense includes non-cash rent expense related to the amortization of a below market lease asset at one of the Company's hotel properties of $0.2 million and $0.5 million, respectively.

(3)
Dividends declared per share for the period from April 14, 2017 to September 30, 2017 represents the dividends declared per share for the period beginning with the Company's initial public offering on June 27, 2017 to September 30, 2017.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income & Growth Inc.(1)
Combined and Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016
	2017	2016
	The Company	Predecessor	The Company	Predecessor
Net income (loss)	$(721)	$949	$(2,325)	$1,846	$2,916
Other comprehensive income:
Unrealized (loss) gain on derivatives	(117)	—	(243)	415	—
Other comprehensive income (loss)	(117)	—	(243)	415	—
Comprehensive income (loss)	$(838)	$949	$(2,568)	$2,261	$2,916
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.(1)
Combined and Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Predecessor
Balance as of December 31, 2015	$144,029	$—	$—	$—	$—	$—
Net income	2,916	—	—	—	—	—
Net transactions with iStar Inc.	666	—	—	—	—	—
Balance as of September 30, 2016	$147,611	$—	$—	$—	$—	$—

Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—
Net income	1,846	—	—	—	—	—
Unrealized gain on cash flow hedge	415	—	—	—	—	—
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—
Balance as of April 13, 2017	(64,461)	—	—	—	—	—

The Company
Net income (loss)	$—	$—	$—	$(2,325)	$—	$(2,325)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	250,000
Contributions from iStar	—	—	20,113	—	—	20,113
Offering costs	—	—	(20,232)	—	—	(20,232)
Issuance of common stock to directors	—	—	766	—	—	766
Dividends declared	—	—	—	(2,848)	—	(2,848)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(243)	(243)
Balance as of September 30, 2017	$—	$182	$363,465	$(5,173)	$(243)	$358,231
_______________________________________________________________________________
(1)The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income & Growth Inc.(1)
Combined and Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016
	The Company	Predecessor
Cash flows from operating activities:
Net income (loss)	$(2,325)	$1,846	$2,916
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	4,139	901	2,356
Non-cash expense for stock-based compensation	766	—	—
Deferred ground and other lease income	(2,422)	(1,271)	(3,261)
Income from sales of real estate	—	(508)	—
Amortization of real estate-related intangibles, net	754	118	310
Amortization of premium and deferred financing costs on debt obligations, net	226	—	—
Other operating activities	1,447	24	—
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	1,394	2,088	2,208
Changes in deferred expenses and other assets, net	96	(576)	(136)
Changes in accounts payable, accrued expenses and other liabilities	390	(13)	496
Cash flows provided by operating activities	4,465	2,609	4,889
Cash flows from investing activities:
Acquisitions of real estate	(270,734)	—	(3,915)
Proceeds from sales of real estate	—	508	—
Changes in restricted cash held in connection with investing activities	(2,976)	—	—
Other investing activities	415	(1,042)	(1,662)
Cash flows used in investing activities	(273,295)	(534)	(5,577)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(220,813)	666
Contribution from iStar Inc.	14,350	—	—
Proceeds from issuance of common stock	363,000	—	—
Proceeds from debt obligations	—	227,000	—
Payments for deferred financing costs	(2,821)	(7,217)	—
Payment of offering costs	(14,372)	(779)	—
Cash flows provided by (used in) financing activities	360,157	(1,809)	666
Changes in cash and cash equivalents	91,327	266	(22)
Cash and cash equivalents at beginning of period	—	—	22
Cash and cash equivalents at end of period	$91,327	$266	$—
Supplemental disclosure of non-cash investing and financing activity:
Assumption of debt obligations	$227,415	$—	$—
Contribution from iStar Inc.	5,763	—	—
Dividends declared to common shareholders	2,848	—	—
Accrued offering costs	1,567	—	—
Accrued finance costs	42	21	—
_______________________________________________________________________________
(1)The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—Safety, Income & Growth Inc. (the "Company") operates its business through one segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder ("Ground Leases"). The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. Ground Leases are typically ‘‘triple net’’ leases, meaning that the tenant is responsible for development costs, capital expenditures and all property operating expenses, such as maintenance, real estate taxes and insurance. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the initial value of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The Company believes that the Ground Lease structure provides an opportunity for future investment value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement (refer to Note 11). The Company has no employees, relying on its Manager to provide all services. The Company intends to draw on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—Safety, Income & Growth Inc. (prior to April 14, 2017, "Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned by the Company as of September 30, 2017 and December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in the Company at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completing a $45.0 million private placement with iStar, its largest shareholder. The initial public offering price was $20.00 per share. iStar incurred a total of $18.9 million of organization and offering costs, of which it has paid $18.7 million, in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no compensation for its payment of the organization and offering costs. The payment of such costs were treated as capital contributions from iStar with an offsetting cost of capital in the Company's consolidated statements of changes in equity.

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

Restricted Cash—Restricted cash represents amounts required to be maintained under certain of the Company's derivative transactions.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by the Company to its tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on the Company's consolidated and combined balance sheets. The Company is also entitled to percentage rent pursuant to some of its leases and records percentage rent as ground and other lease income when earned. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

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

Stock-based compensation—The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel. The Company's equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. The Company accounts for stock-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. On June 27, 2017, the Company's directors who are not officers or employees of the Manager or iStar were granted a total of 40,000 shares in the Company's common stock with an aggregate grant date fair value of $0.8 million. The shares granted to the directors vested immediately and the Company recognized $0.8 million in stock-based compensation, which is classified within "General and administrative" in the Company's consolidated statements of operations.

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

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

For the Company's four derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. The table below presents the Company's cash flow hedges that are designated in hedging relationships as well as their classification on the consolidated balance sheet as of September 30, 2017 ($ in thousands)(1):

Derivative Type	Maturity	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swap(3)	October 2020	$45,000	$48	Deferred expenses and other assets, net
Interest rate swap	October 2020	10,000	55	Deferred expenses and other assets, net
Interest rate swap	October 2030	10,000	114	Deferred expenses and other assets, net
Interest rate swap	October 2030	95,000	460	Accounts payable, accrued expenses and other liabilities
____________________________________________________________________________

(1)
For the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, the Company recognized $(0.1) million and $(0.2) million, respectively, in accumulated other comprehensive income (loss).

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

(3)	On October 1, 2017, the notional balance of this interest rate swap was increased to $95.0 million.

In February 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing (refer to Note 6). As a result of the settlement, the Company recorded a $0.4 million unrealized gain in other comprehensive income, which was recorded in "Safety, Income & Growth Inc. Predecessor equity" on the Company’s combined and consolidated balance sheets. In connection with the Company's acquisition of the Initial Portfolio, the 2017 Secured Financing was recorded at fair value and the resulting premium will be recorded as a reduction to interest expense over the term of the 2017 Secured Financing.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the combined and consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its financial instruments including cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. For the Company's debt obligations not traded in secondary markets, the Company determines fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. The Company determined that the significant inputs used to value its debt obligations, net fall within Level 3 of the fair value hierarchy. The Company determined the fair value of its debt obligations, net approximated its carrying value as of September 30, 2017.

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

As of September 30, 2017, the remainder of the Company’s significant accounting policies, which are detailed in the Company’s Prospectus, dated June 21, 2017 (the "Prospectus"), have not changed materially.

The Company is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded companies that are not "emerging growth companies," including not being required to comply with the auditor

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has elected to utilize the exemption for auditor attestation requirements.
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
New Accounting Pronouncements—In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. Management is evaluating the impact of the guidance on the Company's consolidated financial statements and expects to adopt the retrospective approach, which would require the Company to recast revenue and expenses for all prior periods presented in the year of adoption of the new standard.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18") which requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows. In addition, ASU 2016-18 requires disclosure of what is included in restricted cash. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company's consolidated financial statements.
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

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands)(1):

	As of
	September 30, 2017	December 31, 2016
Land and land improvements, at cost	$220,749	$41,160
Buildings and improvements, at cost	192,396	124,539
Less: accumulated depreciation	(2,752)	(61,221)
Total real estate, net	$410,393	$104,478
Real estate-related intangible assets, net	140,069	32,680
Total real estate, net and real estate-related intangible assets, net	$550,462	$137,158
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values. In February 2017, the Company sold a parking facility from its Hilton Western Portfolio for $0.5 million that had been previously impaired and had a carrying value of zero.

Real estate-related intangible assets, net consist of the following items ($ in thousands)(1):

	As of
	September 30, 2017	December 31, 2016
Above-market lease assets, net(2)	$77,528	$—
In-place lease assets, net(3)	36,510	—
Below-market lease asset, net(4)	26,031	—
Lease incentives, net(5)	—	32,545
Other intangible assets, net	—	135
Real estate-related intangible assets, net	$140,069	$32,680
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

(2)
Above-market lease assets are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $0.6 million as of September 30, 2017. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's combined and consolidated statements of operations by $0.6 million for the period from April 14, 2017 to September 30, 2017. Above-market lease assets are amortized over the term of the leases.

(3)
In-place lease assets are recognized during business combinations and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $1.4 million as of September 30, 2017. The amortization expense for in-place leases was $1.4 million for the period from April 14, 2017 to September 30, 2017. This amount is included in "Depreciation and amortization" in the Company's combined and consolidated statements of operations. In-place lease assets are amortized over the term of the leases.

(4)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $0.5 million as of September 30, 2017. The amortization expense for the Company's below-market lease asset was $0.5 million for the period from April 14, 2017 to September 30, 2017. This amount is included in "Real estate expense" in the Company's combined and consolidated statements of operations. The below-market lease asset is amortized over the term of the lease.

(5)
Accumulated amortization on lease incentives was $2.1 million as of December 31, 2016. The amortization of lease incentives decreased "Ground and other lease income" in the Company's combined and consolidated statements of operations by $0.1 million for the period from January 1, 2017 to April 13, 2017, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. Lease incentive assets are amortized over the term of the leases.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands) (1):

Year	Amount
2017 (remaining three months)	$1,344
2018	5,376
2019	5,376
2020	5,376
2021	5,376
_______________________________________________________________________________

(1)	As of September 30, 2017, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 60 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands)(1):

	As of
	September 30, 2017	December 31, 2016
Below-market lease liabilities(2)	$58,114	$—
Real estate-related intangible liabilities, net	$58,114	$—
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

(2)
Below-market lease liabilities are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.3 million as of September 30, 2017. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's combined and consolidated statements of operations by $0.3 million for the period from April 14, 2017 to September 30, 2017.

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

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

The Company's preliminary purchase price allocations for the acquisitions accounted for as business combinations are presented in the table below ($ in thousands):

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
_______________________________________________________________________________

(1)
Intangible assets primarily includes above market and in-place lease assets related to the acquisition of real estate assets. The amortization of above market lease assets is recorded as a reduction to "Ground and other lease income" in the Company's combined and consolidated statements of operations and are amortized over the term of the leases. The amortization expense for in-place leases is recorded in "Depreciation and amortization" in the Company's combined and consolidated statements of operations. In addition, intangible assets from the acquisition of the Initial Portfolio includes a below market lease asset on a property that is majority-owned by a third party that is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. The amortization of the below market lease asset is recorded to "Real estate expense" in the Company's combined and consolidated statements of operations.

(2)
Intangible liabilities includes below market lease liabilities related to the acquisition of real estate assets. The amortization of below market lease liabilities is recorded as an increase to "Ground and other lease income" in the Company's combined and consolidated statements of operations.

(3)	The Company paid $340.0 million in total consideration to iStar for the Initial Portfolio, including the proceeds from the 2017 Secured Financing.

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the three and nine months ended September 30, 2017 and 2016, as if the acquisition of these properties was completed on January 1, 2016 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma revenues	$6,256	$6,161	$18,916	$18,228
Pro forma net income (loss) (1)	(721)	615	387	1,607
_______________________________________________________________________________

(1)
The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable. The acquisition of the Initial Portfolio is included in EPS for the period from April 14, 2017 to September 30, 2017. The acquisitions of 6200 Hollywood Boulevard and 6201 Hollywood Boulevard would have increased EPS by $0.08 if the acquisitions had occurred on April 14, 2017.

From the date of acquisition through September 30, 2017, $10.4 million in total revenues and $5.4 million in net income associated with the properties were included in the Company’s consolidated statements of operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2016, nor do they purport to represent the Company’s results of operations for future periods.

On August 31, 2017, the Company closed on a Ground Lease at 3333 LifeHope in Atlanta, GA for a purchase price of $16.0 million and accounted for the acquisition as an asset acquisition recording $6.3 million in "Real estate, net" and $9.7 million

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

in "Real estate-related intangible assets, net" on the Company's consolidated balance sheet. The property is being converted into a class-A medical office building. The building is 100% pre-leased to 23 subtenants with a weighted average lease term of 17.6 years. The Ground Lease has a term of 99 years and initial rent of $0.9 million, subject to annual increases of 2%. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, the Company's largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property, of which $5.1 million was funded as of September 30, 2017. In accordance with the Company's policy with respect to transactions in which iStar, the Company's largest shareholder, is also a participant, the Company's purchase of this Ground Lease was approved by the Company’s independent directors.
Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of September 30, 2017, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation (1)	Total
2017 (remaining three months)	$1,248	$1,283	$2,508	$5,039
2018	4,993	5,172	10,032	20,197
2019	4,993	5,245	10,032	20,270
2020	4,993	5,323	10,032	20,348
2021	4,993	5,409	10,032	20,434
_______________________________________________________________________________

(1)	Represents contractual base rent only and does not include percentage rent that is not fixed and determinable.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands)(1):

	As of
	September 30, 2017	December 31, 2016
Deferred finance costs, net(2)	$2,617	$—
Other assets(3)	681	5,841
Leasing costs, net(4)	39	763
Deferred expenses and other assets, net	$3,337	$6,604
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

(2)	Accumulated amortization of deferred finance costs was $0.2 million as of September 30, 2017.

(3)
As of December 31, 2016, other assets included a $4.1 million receivable related to the funding provided to a certain investment in a Ground Lease the Company entered into during the year ended December 31, 2016. In addition, as of December 31, 2016 other assets includes $1.7 million in deferred offering costs.

(4)	Accumulated amortization of leasing costs was $28 thousand as of December 31, 2016.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands)(1):

	As of
	September 30, 2017	December 31, 2016
Dividends declared and payable	$2,848	$—
Accounts payable(2)	1,567	779
Other liabilities(3)	1,350	89
Interest payable	574	—
Accrued expenses(4)	444	708
Accounts payable, accrued expenses and other liabilities	$6,783	$1,576
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

(2)	As of September 30, 2017 and December 31, 2016, accounts payable includes accrued offering costs.

(3)	As of September 30, 2017, other liabilities includes $0.6 million due to the Manager for costs it paid on the Company's behalf, unearned rent and derivative liabilities.

(4)
As of September 30, 2017, accrued expenses primarily includes accrued legal expenses, accrued audit expenses and recoverable real estate taxes paid by the Company and reimbursed by the tenant. As of December 31, 2016, accrued expenses primarily includes recoverable real estate taxes paid by the Company and reimbursed by the tenant.

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Debt Obligations, net

The Company's debt obligations consist of the following ($ in thousands)(1):

	As of		Stated Interest Rate	Scheduled Maturity Date
	September 30, 2017	December 31, 2016
Secured credit financing:
2017 Secured Financing	$227,000	$—	3.795%	April 2027
Total secured credit financing	227,000	—
Total debt obligations	227,000	—
Debt premium, net(1)	396	—
Total debt obligations, net	$227,396	$—
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

2017 Secured Financing—In March 2017, the Company entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, the Company entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773%.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee is waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow the Company to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. The Company incurred $2.9 million of lender and third-party fees, all of which were capitalized in "Deferred expenses and other assets, net" on the Company's consolidated balance sheets. As of September 30, 2017, the Company did not have any amounts outstanding on the 2017 Revolver.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets. Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. For the remainder of 2017, the Company will be permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of its common stock. Beginning in 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. As of September 30, 2017, the Company was in compliance with all of its financial covenants.
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

The Company underwrites the credit of prospective tenants and often requires them to provide some form of credit support such as corporate guarantees. Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the nine months ended September 30, 2017, the Company’s two largest tenants accounted for approximately $7.9 million and $4.0 million, or 48% and 24%, respectively, of the Company’s revenues.

Five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 33% of the Company’s total assets at September 30, 2017. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

Note 9—Equity

Common Stock—On April 14, 2017, two institutional investors acquired 2,875,000 shares of the Company's common stock for $57.5 million and iStar acquired 2,775,000 shares of the Company's common stock for $55.5 million.

On June 27, 2017, the Company sold 10,250,000 shares of its common stock in its initial public offering for proceeds of $205.0 million. Concurrently with the initial public offering, the Company sold $45.0 million in shares, or 2,250,000 shares, of its common stock to iStar in a private placement and issued a total of 40,000 shares to its directors who are not employees of the Manager or iStar in consideration for their services as directors.

The following table presents a summary of the Company's ownership as of the initial public offering on June 27, 2017:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Shares outstanding at June 27, 2017			18,190,000

Subsequent to the initial public offering, iStar purchased 1.3 million shares of the Company's common stock for $24.5 million, at an average cost of $19.20 per share, pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy in the open market up to $24.5 million in the aggregate of the Company’s common stock. As of September 30, 2017, iStar had utilized all of the availability authorized in the 10b5-1 Plan and owned 34.6% of the Company's common stock.

In addition, subsequent to the initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased 26 thousand shares in the aggregate of the Company's common stock for an aggregate $0.5 million, at an average cost of $19.20 per

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

share, pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which they could buy in the open market up to $0.5 million in the aggregate of the Company’s common stock. As of September 30, 2017, the trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, had utilized all of the availability authorized in the 10b5-1 Plan.

Safety, Income & Growth Inc. Predecessor Equity—For the periods prior to April 14, 2017, Safety, Income & Growth Inc. Predecessor Equity represents net contributions from and distributions to iStar. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by iStar and are included in Safety, Income & Growth Inc. Predecessor Equity.

Dividends—The Company intends to elect to qualify as a REIT beginning with its taxable year ending December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2017, the Company declared a cash dividend on its common stock of $2.8 million, or $0.1566 per share, which was paid in October 2017.

Note 10—Earnings Per Share

EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data)(1):

	Three Months Ended September 30, 2017	For the Period from April 14, 2017 to September 30, 2017
Income (loss) from operations	$(721)	$(2,325)
Income (loss) from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$(721)	$(2,325)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

	Three Months Ended September 30, 2017	For the Period from April 14, 2017 to September 30, 2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from operations attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$(721)	$(2,325)
Net income (loss)	$(721)	$(2,325)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	18,190	12,731

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$(0.04)	$(0.18)

Safety, Income and Growth, Inc.
Notes to Combined and Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. Although the Manager was recently formed, iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value in excess of $35.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of June 30, 2017, iStar had total assets of approximately $4.9 billion and 192 employees in its New York City headquarters and its seven regional offices across the United States.

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

For the period from April 14, 2017 to September 30, 2017, the Company recorded $1.1 million in management fees to the Manager. These management fees are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. The management fees were not actually paid to the Manager because no management fees are payable during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

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

For the period from the initial public offering on June 27, 2017 to September 30, 2017, the Company was allocated $0.3 million in expenses from the Manager. These expenses are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. In accordance with the provisions of the management agreement, the expenses were waived by the Manager and, accordingly, were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safety, Income & Growth Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Prospectus dated June 21, 2017 (the "Prospectus"), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safety, Income & Growth Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Introduction

Business

We believe that we are the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Ground Leases are typically ‘‘triple net’’ leases, meaning that the tenant is responsible for development costs, capital expenditures and all property operating expenses, such as maintenance, real estate taxes and insurance. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

We believe that a Ground Lease represents a safe position in a property’s capital structure. This safety is derived from the typical structure of a Ground Lease, which we believe creates a low likelihood of a tenant default and a low likelihood of a loss by the Ground Lease owner in the event of a tenant default. A Ground Lease lessor typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default, which provides a strong incentive for a Ground Lease tenant to make the required Ground Lease rent payments. Additionally, the value of a property subject to a Ground Lease typically exceeds the amount of the Ground Lease owner’s investment at the time it was made; therefore, even if the Ground Lease owner takes over the property following a tenant default or upon expiration of the Ground Lease, the owner is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions.

We target Ground Leases because we believe that rental income from Ground Leases can provide us with a safe, secure and growing cash flow stream. We believe that Ground Leases offer us the opportunity to realize superior risk-adjusted total returns when compared to certain other alternative commercial property debt and equity investments. We intend to target investments in long-term Ground Leases in which: (i) the initial value of our Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due us ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. We believe that these target attributes will mitigate the effects of inflation, compensate for anticipated increases in land values over time and establish a conservative position in the case of defaults. We also believe that the Ground Lease structure provides an opportunity for future investment value accretion through the reversion to us, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from us. We intend to construct a portfolio of Ground Leases diversified by property type, geography, tenant and lease term.

We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is a fragmented market with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of the Ground Lease structure to a broader component of the approximately $7.0 trillion institutional commercial property market in the United States. We intend to capitalize on this market opportunity by utilizing multiple Ground Lease sourcing and origination channels, including acquiring existing Ground Leases, manufacturing new Ground Leases with third-party owners of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital.

We are managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. (“iStar”), our largest shareholder, pursuant to a management agreement (refer to Note 11). We have no employees, relying on our Manager to provide all services. We intend to draw on the extensive investment origination and sourcing platform of iStar, the parent company of our manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization

Safety, Income & Growth Inc. ("Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI") was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to us or we refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, we (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned as of September 30, 2017 and December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of our common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in us at such time), and 2,775,000 shares of our common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in us at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, we completed our initial public offering raising $205.0 million in gross proceeds and concurrently completing a $45.0 million private placement with iStar. The initial public offering price was $20.00 per share. iStar paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no compensation for its payment of the organization and offering costs.

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

In August 2017, we originated a Ground Lease at 3333 LifeHope in Atlanta, GA for a purchase price of $16.0 million. The property is being converted into a class-A medical office building. The building is 100% pre-leased to 23 subtenants with a weighted average lease term of 17.6 years. The Ground Lease has a term of 99 years and initial rent of $0.9 million, subject to annual increases of 2%, and based upon the anticipated net operating income at the property upon stabilization, has coverage of more than 3.5x to the initial Ground Lease payment due under the lease. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. We have a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, our largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of P1Y year for the renovation of the property, of which $5.1 million was funded as of September 30, 2017.

Portfolio Overview

The tables below present an overview of our portfolio as of September 30, 2017, unless otherwise indicated ($ in millions):

		Lease Terms		Rent(1)
Property Name	Location	Lease Expiration / As Extended	Fixed Escalations or Revenue Participation	In-Place Base Rent(2)	% Rent(3)	Total In-Place Cash Rent	GAAP Rent
Doubletree Seattle Airport(4)	Seattle, WA	2025 / 2035	% Rent	$4.5	$1.0	$5.5	$5.5
One Ally Center	Detroit, MI	2114 / 2174	1.5% / p.a. CPI Lookback(5)	2.6	N/A	2.6	5.3
Hilton Salt Lake(4)	Salt Lake City, UT	2025 / 2035	% Rent	2.7	0.6	3.3	3.3
Hollywood Blvd - South	Los Angeles, CA	2104 / 2104	% of CPI / 4 yrs(6)	2.6	N/A	2.6	2.6
3333 LifeHope	Atlanta, GA	2116 / 2176	2.0% / p.a.	0.9	N/A	0.9	2.6
Hollywood Blvd - North	Los Angeles, CA	2104 / 2104	% of CPI / 4 yrs(7)	2.4	N/A	2.4	2.5
Doubletree Mission Valley(4)	San Diego, CA	2025 / 2035	% Rent	1.1	0.7	1.8	1.8
Doubletree Durango(4)	Durango, CO	2025 / 2035	% Rent	0.9	0.3	1.2	1.2
Doubletree Sonoma(4)	San Francisco, CA	2025 / 2035	% Rent	0.7	0.4	1.1	1.1
Northside Forsyth Medical Center	Atlanta, GA	2115 / 2175	1.5% / p.a. CPI Lookback(8)	0.5	N/A	0.5	1.1
Dallas Market Center - Sheraton Suites	Dallas, TX	2114 / 2114	2.0% / p.a.(9)	0.4	N/A	0.4	1.0
The Buckler Apartments	Milwaukee, WI	2112 / 2112	15% / 10yrs	0.3	N/A	0.3	1.0
NASA/JPSS Headquarters	Washington, DC	2075 / 2105	3.0% / 5yrs	0.4	N/A	0.4	0.4
Lock Up Self Storage Facility	Minneapolis, MN	2037 / 2037	3.5% / 2 yrs	0.1	N/A	0.1	0.1
Dallas Market Center - Marriott Courtyard	Dallas, TX	2026 / 2066	% Rent	0.1	0.2	0.3	—
Total				$20.2	$3.2	$23.4	$29.5
_______________________________________________________________________________

(1)	Rent payments do not include any payments made by our tenants to us in respect of reimbursement expenses.

(2)	Annualized cash base rental income in place as of September 30, 2017.

(3)	Total percentage cash rental income during the 12 months ended September 30, 2017.

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

(6)
Base rent is subject to increase every 4 years based on a percentage of growth in the CPI for the greater Los Angeles area, California in that time span. Rent increase capped at 12.0% from one rent period to the next. Next potential base increase is May 2018. Notwithstanding the foregoing, in 2058 and 2078, the annual base rent will be reset based on a calculation derived from the then fair market value of the land, but not less than the annual base rent that was in effect before the reset.

(7)
Base rent is subject to increase every 4 years based on a percentage of growth in the CPI for the greater Los Angeles area, California in that time span. Rent increase capped at 12.0% from one rent period to the next. Next potential base increase is February 2019. Notwithstanding the foregoing, in 2059 and 2079, the annual base rent will be reset based on a calculation derived from the then fair market value of the land, but not less than the annual base rent that was in effect before the reset.

(8)
During each 10th lease year, annual fixed rent is adjusted to the greater of (i) 1.5% over the prior year’s rent, or (ii) the product of the rent applicable in the initial year of the 10 year period multiplied by a CPI factor, subject to a cap on the increase of 20% of the prior year’s rent.

(9)
For the 51st through 99th years of the lease, the base rent is the greater of (i) the annual rent calculated based on 2.0% annual rent escalation throughout the term of the lease, and (ii) the fair market rental value of the property.

Property Name	Property Type	Units/Keys		Square Feet		Underlying Property NOI(1)		Ground Rent Coverage(1)
Doubletree Seattle Airport(2)	Hospitality	850		579,432		$14.8		3.3x
One Ally Center	Office	N/A		957,355		N/A	(3)	>5.0x	(3)
Hilton Salt Lake(2)	Hospitality	499		425,000		10.0		3.7x
Hollywood Blvd - South	Multi-Family	507	(4)	143,151		>14.0	(5)	>5.4x
3333 LifeHope	Office	N/A		117,355		3.1	(6)	3.6x
Hollywood Blvd - North	Multi-Family	535	(4)	183,802		>14.5	(7)	>6.0x
Doubletree Mission Valley(2)	Hospitality	300		236,745		6.7		6.0x
Doubletree Durango(2)	Hospitality	159		132,384		2.9		3.3x
Doubletree Sonoma(2)	Hospitality	245		213,000		3.6		4.9x
Northside Forsyth Medical Center	Office	N/A		92,573	(8)	1.5		3.0x
Dallas Market Center - Sheraton Suites	Hospitality	251		178,331		2.1	(9)	5.9x
The Buckler Apartments(2)	Multi-Family	207		206,712		2.3		9.2x
NASA/JPSS Headquarters	Office	N/A		120,000		2.1	(10)	4.9x
Lock Up Self Storage Facility	Industrial	812		104,000		0.8	(9)	6.5x
Dallas Market Center - Marriott Courtyard	Hospitality	184		158,805		2.3	(9)	18.5x
Weighted Average								4.6x
_______________________________________________________________________________

(1)
Underlying Property NOI is defined as the net operating income of the commercial real estate being operated at the property without giving effect to any rent paid or payable under our GL. Net operating income is calculated as property-level revenues less property-level operating expenses as reported to us by the tenant. We rely on net operating income as reported to us by our tenants without any independent investigation or verification by us. Underlying Property NOI is shown for the 12 months ended September 30, 2017 unless otherwise noted. Ground Rent Coverage is defined as the ratio of the Underlying Property NOI to the base rental payment due to us under the Ground Lease.

(2)	We own the buildings and site improvements at these properties.

(3)	Underlying Property NOI information provided by our Ground Lease tenant is confidential. Our estimate is based on available market information.

(4)	Reflects the estimated number of apartments at 6201 Hollywood and to be constructed at 6200 Hollywood.

(5)
The property is currently under renovation. We currently expect renovation to be completed in April 2018. Represents our underwritten stabilized net operating income at the property upon stabilization. Our estimates are based on available market information, including leasing activity at comparable properties in the market.

(6)
The property is currently being renovated and converted into a class-A medical office building. We currently expect construction to be completed in 2018. Represents our underwritten stabilized net operating income at the property (which is 100% pre-leased) upon stabilization.

(7)
Construction was completed in 2016 and the property is currently in the lease up phase. A full year of property results is not yet available. Underlying Property NOI represents our underwritten stabilized net operating income at the property upon stabilization. Our estimates are based on leasing activity at the property and available market information, including leasing activity at comparable properties in the market.

(8)	Represents square footage of initial building. The site can accommodate an additional 115,100 square feet.

(9)	Based on available information, represents Underlying Property NOI for the 12 months ended June 30, 2017.

(10)	Does not reflect $0.2 million of legal expenses incurred by our Ground Lease tenant from January 1, 2017 to September 30, 2017.

Results of Operations for the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016 (1)

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
	The Company	Predecessor
Ground and other lease income	$6,172	$4,749	$1,423	30%
Other income	84	23	61	>100%
Total revenue	6,256	4,772	1,484	31%
Interest expense	2,445	2,090	355	17%
Real estate expense(2)	472	241	231	96%
Depreciation and amortization	2,266	786	1,480	>100%
General and administrative	1,672	706	966	>100%
Other expense	122	—	122	100%
Total costs and expenses	6,977	3,823	3,154	83%
Net income (loss)	$(721)	$949	$(1,670)	>(100%)
_______________________________________________________________________________

(1)
Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor. In addition, as a result of our acquisition of the Initial Portfolio from iStar, the periods subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805.

(2)	Real estate expense includes reimbursable property taxes at one of our properties.

Ground and other lease income increased to $6.2 million during the three months ended September 30, 2017 from $4.7 million for the same period in 2016. The increase in 2017 was primarily due to additional rental income earned on three Ground Leases originated in 2017. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805.

Other income for the three months ended September 30, 2017 consists primarily of interest income earned on our cash balances. Other income for the three months ended September 30, 2016 consists primarily of interest income earned on fundings provided to a certain investment in a Ground Lease.
During the three months ended September 30, 2017, we incurred interest expense from our 2017 Secured Financing of $2.4 million. During the three months ended September 30, 2016, interest expense of $2.1 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $0.5 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, real estate expenses consisted primarily of non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance, consulting and legal fees. During the three months ended September 30, 2016, real estate expenses consisted primarily of recoverable property taxes at one of our properties. The increase in 2017 was primarily due to the non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties.
Depreciation and amortization was $2.3 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively, and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recognizing amortization expense resulting from in-place intangible lease assets.

During the three months ended September 30, 2017, general and administrative expenses include management fees (which our Manager is waiving during the first year of the management agreement), costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager is waiving during the first year of the management agreement). During the three months ended September 30, 2016, general and administrative expenses primarily includes an allocation of expenses to us from iStar. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the three months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,
	2017	2016
Non-cash expenses
Allocation from iStar	$—	$706
Management fees	915	—
Expense reimbursements to the Manager	304	—
Subtotal - non-cash expenses	1,219	706
Cash expenses
Public company costs	453	—
Subtotal - cash expenses	453	—
Total general and administrative expenses	$1,672	$706

During the three months ended September 30, 2017, other expense consists primarily of unsuccessful investment pursuit costs.

Results of Operations for the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016 (1)

	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016	$ Change	% Change
	(in thousands)
	The Company	Predecessor
Ground and other lease income	$10,374	$5,916	$14,005	$2,285	16%
Other income	86	108	32	162	>100%
Total revenue	10,460	6,024	14,037	2,447	17%
Interest expense	4,313	2,432	6,072	673	11%
Real estate expense(2)	897	210	604	503	83%
Depreciation and amortization	4,139	901	2,356	2,684	>100%
General and administrative	2,821	1,143	2,089	1,875	90%
Other expense	615	—	—	615	100%
Total costs and expenses	12,785	4,686	11,121	6,350	57%
Income from sales of real estate	—	508	—	508	(100)%
Net income (loss)	$(2,325)	$1,846	$2,916	$(3,395)	>(100%)
_______________________________________________________________________________

(1)
Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor. In addition, as a result of our acquisition of the Initial Portfolio from iStar, the periods subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to ASC 805.

(2)	Real estate expense includes reimbursable property taxes at one of our properties.

Ground and other lease income increased to $16.3 million during the nine months ended September 30, 2017 from $14.0 million for the same period in 2016. The increase in 2017 was primarily due to additional rental income earned on three Ground

Leases originated in 2017 and to a one-time stub payment of $0.5 million of percentage rent in respect of the Hilton Western Portfolio, due to a change in the look back period for which percentage rent is calculated.

Other income for the nine months ended September 30, 2017 consists primarily of interest income earned on our cash balances. Other income for the nine months ended September 30, 2016 consists primarily of interest income earned on fundings provided to a certain investment in a Ground Lease.

During the nine months ended September 30, 2017, we incurred interest expense from our 2017 Secured Financing of $4.3 million and we incurred an allocation of interest expense from iStar of $2.4 million for the period prior to the 2017 Secured Financing. During the nine months ended September 30, 2016, interest expense of $6.1 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $1.1 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, real estate expenses consisted primarily of non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance, consulting and legal fees. During the nine months ended September 30, 2016, real estate expenses consisted primarily of recoverable property taxes at one of our properties. The increase in 2017 was primarily due to the non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties.
Depreciation and amortization was $5.0 million and $2.4 million during the nine months ended September 30, 2017 and 2016, respectively, and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recognizing amortization expense resulting from in-place intangible lease assets.

During the nine months ended September 30, 2017, general and administrative expenses include management fees to (which our Manager is waiving during the first year of the management agreement), stock-based compensation for equity awards granted to our directors who are not employees of our Manager or iStar, costs of operating as a public company and an allocation of expenses to us from our Manager and iStar (which our Manager is waiving during the first year of the management agreement). During the nine months ended September 30, 2016, general and administrative expenses primarily includes an allocation of expenses to us from iStar. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
Non-cash expenses
Allocation from iStar	$1,053	$2,089
Stock-based compensation	766	—
Management fees	1,069	—
Expense reimbursements to the Manager	324	—
Subtotal - non-cash expenses	3,212	2,089
Cash expenses
Public company costs	752	—
Subtotal - cash expenses	752	—
Total general and administrative expenses	$3,964	$2,089

During the nine months ended September 30, 2017, other expense consists primarily of non-recurring acquisition costs and unsuccessful investment pursuit costs.

During the nine months ended September 30, 2017, we recognized income from sales of real estate of $0.5 million resulting from the sale of a parking facility from our Hilton Western Portfolio that had been previously impaired and had a carrying value of zero.

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

The following table presents a reconciliation of our pro forma and historical combined and consolidated net income (loss), the most directly comparable GAAP measure, to FFO and AFFO, for the periods presented (1):

	For the Three Months Ended September 30,		For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016
	2017	2016
	(in thousands)
Funds from Operations	The Company	Predecessor	The Company	Predecessor
Net income (loss)	$(721)	$949	$(2,325)	$1,846	$2,916
Add: Depreciation and amortization	2,266	786	4,139	901	2,356
Less: Income from sales of real estate	—	—	—	(508)	—
FFO	$1,545	$1,735	$1,814	$2,239	$5,272

Adjusted Funds from Operations
FFO	$1,545	$1,735	$1,814	$2,239	$5,272
Straight-line rental income	(1,378)	(1,113)	(2,422)	(1,271)	(3,261)
Amortization of real estate-related intangibles, net	408	104	754	118	310
Stock-based compensation	—	51	766	246	250
Acquisition costs	—	—	381	—	—
Non-cash management fees and expense reimbursements	1,219	—	1,393	—	—
Non-cash interest expense	225	271	226	20	742
AFFO(2)	$2,019	$1,048	$2,912	$1,352	$3,313
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the three months ended September 30, 2017, AFFO does not include any percentage rent from the Hilton Western Portfolio, which is recorded annually in the first quarter of each year. For the year ended December 31, 2016, we recorded $3.0 million in percentage rent from the Hilton Western Portfolio.

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

The following table presents a reconciliation of our historical combined and consolidated net income, the most directly comparable GAAP measure to EBITDA, for the periods presented (1):

	For the Three Months Ended September 30,		For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Nine Months Ended September 30, 2016
	2017	2016
	(in thousands)
EBITDA	The Company	Predecessor	The Company	Predecessor
Net income (loss)	$(721)	$949	$(2,325)	$1,846	$2,916
Add: Interest expense	2,445	2,090	4,313	2,432	6,072
Add: Depreciation and amortization	2,266	786	4,139	901	2,356
EBITDA	$3,990	$3,825	$6,127	$5,179	$11,344
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

As of September 30, 2017, we had $91 million of available cash. Our primary sources of cash to date have been proceeds of $205 million from our initial public offering, proceeds of $45 million from our private placement to iStar and proceeds of $113 million from our initial capitalization by iStar and two institutional investors. Our primary uses of cash to date have been the $113 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below) and the acquisition/origination of three Ground Leases for an aggregate purchase price of approximately $158 million. Our primary sources of liquidity going forward will generally consist of cash on hand and cash generated from our operating activities, financings and unused borrowing capacity under our 2017 Revolver.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of September 30, 2017 (refer to Note 6 to the combined and consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
Total principal maturities	227,000	—	—	—	227,000	—
Interest Payable	83,730	8,734	17,493	17,469	40,034	—
Total(1)	$310,730	$8,734	$17,493	$17,469	$267,034	$—
_______________________________________________________________________________

(1)
We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

2017 Secured Financing—In March 2017, we entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, we entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773%.
2017 Revolver—In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee is waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow us to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. We incurred $2.9 million of lender and third-party fees, all of which were capitalized in "Deferred expenses and other assets, net" on our consolidated balance sheets. As of September 30, 2017, we did not have any amounts outstanding on the 2017 Revolver.
Debt Covenants—We are subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of our total consolidated assets. Additionally, the 2017 Revolver restricts our ability to pay distributions to our stockholders. For the remainder of 2017, we will be permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of our common stock. Beginning in 2018, we will be permitted to make annual distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. As of September 30, 2017, we were in compliance with all of our financial covenants.

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

Restricted Cash—Restricted cash represents amounts required to be maintained under certain of our derivative transactions.

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by us to our tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on our consolidated and combined balance sheets. We are also entitled to percentage rent pursuant to some of its leases and records percentage rent as ground and other lease income when earned. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

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

Fair Values—We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the combined and consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We determine the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of us and our own assumptions about market participant assumptions. We determined the carrying values of our financial instruments including cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their the fair values of the instruments. For our debt obligations not traded in secondary markets, we determine fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. We determined that the significant inputs used to value our debt obligations, net fall within Level 3 of the fair value hierarchy. We determined the fair value of our debt obligations, net approximated its carrying value as of September 30, 2017.

As of September 30, 2017, the remainder of our significant accounting policies, which are detailed in our Prospectus, have not changed materially.
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

As of September 30, 2017, we had $227 million principal amount of fixed-rate debt outstanding from the 2017 Secured Financing.

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
There have been no changes during the last fiscal quarter in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds

On August 31, 2017, the Company closed on a Ground Lease at 3333 LifeHope in Atlanta, GA for a purchase price of $16.0 million. The property is being converted into a class-A medical office building. The building is 100% pre-leased to 23 subtenants with a weighted average lease term of 17.6 years. The Ground Lease has a term of 99 years and initial rent of $0.9 million, subject to annual increases of 2%. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1+	Articles of Amendment
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Combined and Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2017 and 2016, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016 and (vi) the Notes to the Combined Financial Statements (unaudited).

_______________________________________________________________________________

+	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017.

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

Safety, Income & Growth Inc. Registrant
Date:	October 26, 2017	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safety, Income & Growth Inc. Registrant
Date:	October 26, 2017	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)