Form 10-K
period 2017-12-31
Safety, Income & Growth, Inc.
filed 2018-02-20
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-38122
_______________________________________________________________________________
Safety, Income & Growth Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	30-0971238 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of June 30, 2017, the aggregate market value of Safety, Income & Growth Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $249.5 million, based upon the closing price of $19.15 on the New York Stock Exchange composite tape on such date.
As of February 15, 2018, there were 18,190,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2018 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business
Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, our current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.
Overview

Business
We believe that we are the first and only publicly-traded company focused primarily on ground leases. Ground leases generally represent the ownership of land underlying commercial real estate properties, which are leased on a long term basis (often 30 to 99 years) by the land owner (landlord) to a tenant that owns and operates the building on top of the land ("Ground Lease"). The property is generally leased on a triple net basis with the tenant responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default, the land, building and all improvements revert back to the landlord. We seek to become the industry leader in Ground Leases by demonstrating their value-added characteristics to real estate investors and expanding their use throughout major metropolitan areas.
We have a diverse portfolio that is comprised of 15 properties located in major metropolitan areas, 12 of which were acquired or originated by iStar over the past 20 years. All of the properties in our portfolio are subject to long-term leases consisting of 10 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
We have chosen to focus on Ground Leases in part because they offer a unique combination of safety, income growth and the potential for capital appreciation. We believe that Ground Leases offer the opportunity to realize superior risk-adjusted total returns when compared to certain other alternative commercial real estate property investments.
Safety: We believe that a Ground Lease represents a safe position in a property's capital structure. This safety is derived from the typical structure of a Ground Lease, which we believe creates a low likelihood of a tenant default and a low likelihood of a loss by the Ground Lease landlord in the event of a tenant default. A Ground Lease landlord typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default, which provides a strong incentive for a Ground Lease tenant to make the required Ground Lease rent payments. Additionally, the value of a property subject to a Ground Lease typically exceeds the amount of the Ground Lease landlord's investment at the time it was made; therefore, even if the Ground Lease landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions.
Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a Consumer Price Index ("CPI") or a combination thereof, and may also include a participation in the gross revenues of the underlying property. We believe that this rental growth over time can mitigate the effects of inflation and compensate for anticipated increases in land values over time, as well as serving as a basis for growing our dividend.
Opportunity for Capital Appreciation: The opportunity for capital appreciation with Ground Leases comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, at the expiration or earlier termination of our Ground Leases, we typically have the right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon for no additional consideration. This reversion right creates additional potential value to our stockholders that may be realized by us at the end of the Ground Lease, either by entering into a new Ground Lease on the then current market terms, selling the land and improvements thereon or operating the property directly.
We generally target Ground Lease investments in which the initial value of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land, or the Combined Property Value. If the initial value of a Ground Lease is equal to 35% of the Combined Property Value, the balance of 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening decline in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to level improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other property types. Accordingly, we periodically estimate the value of our Value Bank based in part on valuations of our Ground Leases. We retain an independent valuation firm to prepare (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on February 15, 2018, as of December 31, 2017, our estimated Value Bank is $989.2 million in aggregate and our estimated Value Bank per share is $54.38. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank. See also "Risk Factors - There can be no assurance that we will realize any incremental value from the Value Bank or that the market price of our common stock will reflect any value attributable thereto."
Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the United States. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We intend to draw on the extensive investment origination and sourcing platform of iStar, the parent company of our manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.
We are managed by SFTY Manager, LLC (our "Manager"), a wholly-owned subsidiary of iStar, our largest shareholder, pursuant to a management agreement (refer to Note 11). We have no employees, and rely on our Manager to provide all services.
We have designed our management agreement with terms that we believe are beneficial to our stockholders:

•
We will pay no management fee to our Manager through June 30, 2018, which covers the first year of our management agreement. Although we pay no management fee to our Manager through June 30, 2018, accounting principles generally accepted in the United States ("GAAP") requires us to record an expense and a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

•	Thereafter, our Manager will receive a fee equal to 1% of total equity (as defined in our management agreement), to be paid solely in shares of our common stock.

•	The stock will be locked up for two years, subject to certain restrictions.

•	There is no additional performance or incentive fee.

•	Our management agreement has a term of one year with annual renewals to be approved by a majority of the independent members of our board of directors.

•	The management agreement may generally be terminated by us or our Manager at the end of each annual term without the payment of a termination fee.

•
We have an exclusivity agreement with iStar pursuant to which iStar agreed, subject to certain exceptions, that it will not acquire, originate, invest in, or provide financing for a third party’s acquisition of, a Ground Lease unless it has first offered that opportunity to us and a majority of our independent directors has declined the opportunity.

Organization

Safety, Income & Growth Inc. (the "Company") is a Maryland corporation. We closed our initial public offering in June 2017 and our common stock is listed on the New York Stock Exchange under the symbol "SAFE." Our predecessor ("Original Safety" or our "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to "us," "we" or the "Company" refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, we (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned as of December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of our common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in us at such time), and 2,775,000 shares of our common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in us at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio. We refer to these transactions as the "Formation Transactions."

On June 27, 2017, we completed our initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar. The price per share paid in the initial public offering and the private placement was $20.00. iStar paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no reimbursement for its payment of the organization and offering costs.

We intend to elect to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ending December 31, 2017. All of our properties are owned directly or indirectly by our subsidiary operating partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), in what is commonly referred to as an "UPREIT" structure. We and a wholly-owned subsidiary own 100% of the partnership interests in the Operating Partnership as of December 31, 2017 and our wholly-owned subsidiary is the sole general partner of the Operating Partnership. The UPREIT structure may afford us with certain benefits as we seek to acquire properties from third parties who may want to defer taxes on the contribution of their Ground Leases to us.

Investment Strategy
Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive risk-adjusted returns and support stable and growing distributions to our stockholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

•
Acquire Existing Ground Leases. We will seek to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as an UPREIT gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using Operating Partnership units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.

•
Manufacture a Ground Lease with a Third Party. We will seek to pursue opportunities where a third party owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will manufacture the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.

•
Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We will seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.

•
Acquire a Commercial Real Estate Property to Create a Ground Lease. We will seek in select instances to acquire commercial real estate properties that have the potential to be converted into an ownership structure that includes a Ground Lease retained by us and a leasehold interest that we will seek to sell to a third party.

•
Finance Third Party Ground Leases. Combining our capital resources with iStar's relationships and Ground Lease expertise (which will be available to us through our Manager), we will seek opportunities to generate attractive risk-adjusted returns by financing the acquisition of Ground Leases by third parties.

We generally intend to target Ground Leases that meet some or all of the following investment criteria:

•	Underlying properties located in major metropolitan areas;

•	Average remaining initial lease terms of 30 to 99 years;

•	Periodic contractual rent escalators or percentage rent participations;

•	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date;

•
Ground Rent Coverage, defined as the ratio of the Underlying Property's NOI to the annualized base rental payment due us, of approximately 2.0x to 5.0x for the initial 12 month period of the lease. Underlying Property NOI is defined as the trailing twelve month net operating income of the commercial real estate being operated at the property without giving effect to any rent paid or payable under our Ground Lease;

•	First year cash return on asset of between 3.0% and 5.0%;

•	Underlying properties that we believe are well located in markets with high barriers to entry and that have durable cash flow; and

•	Transaction sizes ranging from $20 to $250 million.

Hedging Strategy
We may enter into hedging transactions with respect to one or more of our assets or liabilities. Hedging transactions could take a variety of forms, including interest rate swap agreements, interest rate cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. Except to the extent provided by Treasury Regulations, any income from a hedging transaction we enter into (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which we clearly identify as specified in Treasury Regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, or (iii) primarily to manage risk with respect to a hedging transaction described in clause (i) or (ii) after the extinguishment of such borrowings or disposal of the asset producing such income that is hedged by the hedging transaction, provided, in each case, that the hedging transaction is clearly identified as such before the close of the day on which it was acquired, originated or entered into, will not constitute gross income for purposes of the 75% or 95% gross income test. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the 75% and 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.
Policies with Respect to Other Activities
Our investment, disposition, financing and corporate governance policies (including conflicts of interests policies) are managed under the ultimate supervision of our board of directors. We can amend, revise or eliminate these policies at any time without a vote of its shareholders. We intend to originate and manage investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for us to qualify as a REIT.
Investment Policies
Investment in Real Estate or Interests in Real Estate
We conduct substantially all of our investment activities through our Operating Partnership and its affiliates. Our primary investment objective is to enhance stockholder value by increasing cash flow from our operations.
We pursue our primary investment objective primarily through the ownership, directly or indirectly, by our Operating Partnership of the Initial Portfolio and future Ground Lease investments. Future investment activities will not be limited to any geographic area or to a specified percentage of our assets. While we may diversify in terms of property type, geography, tenant and lease term, we do not have any limit on the amount or percentage of our assets that may be invested in any one of the foregoing categories. We intend to engage in such future investment activities in a manner that is consistent with our qualification and maintenance of our qualification as a REIT for U.S. federal income tax purposes. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase, lease and/or finance Ground Lease assets for long-term investment, or sell such assets, in whole or in part, when circumstances warrant.
We may also participate with third parties in ventures or other types of co-ownership, if we determine that doing so would be the most effective means of raising capital. We will not, however, enter into a venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, Operating Partnership units, preferred stock or options to purchase stock.
Investments may be subject to existing mortgage financing and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments, and we expect to have corporate level indebtedness through credit facilities and debt securities. Principal of and interest on our debt will have a priority over any dividends and any liquidation amounts with respect to our common stock. Investments are also subject to our policy not to be treated as an investment company under the 1940 Act.
Investments in Real Estate Mortgages
Our current portfolio consists primarily of, and our business objectives emphasize, equity investments in real estate. We may also finance Ground Lease transactions in the future and invest in mortgages or deeds of trust. Debt investments run the risk that one or more borrowers may default under the debt and the collateral securing the debt may not be sufficient to enable us to recoup our full investment. See "Risk Factors—Risks Related to Our Portfolio and Our Business—Loans that we make to Ground Lease owners will be subject to delinquency, foreclosure and loss, which could result in losses to us."

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers
Subject to our qualification as a REIT, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We do not currently have any policy limiting the types of entities in which we may invest or the proportion of assets to be so invested, whether through acquisition of an entity's common stock, limited liability or partnership interests, interests in another REIT or entry into a joint venture. We intend to invest primarily in entities that own real estate and provide Ground Lease capital. We have no current plans to make material investments entities that are not engaged in real estate activities. Our business objectives are to enhance stockholder value by increasing cash flow from operations, acquire and originate target investments and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of the foregoing objectives.
Investment in Other Securities
Other than as described above, we do not intend to invest in any additional securities such as loans, bonds, preferred stock or common stock.
Disposition Policies
We may from time to time dispose of investments if, based upon our Manager's and our board's periodic review of our portfolio, we determine such action would be in our best interest. In addition, we may elect to enter into joint ventures or other types of co-ownership with respect to properties that we own, either in connection with acquiring interests in other properties (as discussed above in "—Investment Policies—Investment in Real Estate or Interests in Real Estate") or from investors to raise equity capital.
Financing Policies
We expect to utilize leverage. Our current strategy is to generally target overall leverage at an amount that is approximately 25% of the aggregate Combined Property Value of our portfolio, but not to exceed a ratio of 2:1 relative to our total equity. However, our organizational documents do not limit the amount of indebtedness that we may incur. We anticipate that our Manager, under the supervision of our board of directors, will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity issuances, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors, including the restrictive covenants under our debt obligations.
To the extent our board of directors determines to obtain additional capital, we may, without stockholder approval, borrow funds or issue debt or equity securities, including additional Operating Partnership units, retain earnings (subject to the distribution requirements applicable to REITs under the Code) or pursue a combination of these methods. As long as our Operating Partnership is in existence, the proceeds of all equity capital raised by us will be contributed to our Operating Partnership in exchange for additional interests in our Operating Partnership, which will dilute the ownership interests of the then existing limited partners in our Operating Partnership.
Conflict of Interest Policies
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also officers and/or directors of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; and conflicts in pursuing transactions that could be structured as either a Ground Lease or as another type of transaction that is within iStar's investment focus. As of December 31, 2017, iStar is our largest shareholder and owns approximately 37.6% of our common stock. In addition, two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar will have significant influence over us.
We have entered into an exclusivity agreement with iStar pursuant to which iStar has agreed that it will not acquire, originate, invest in, or provide financing for a third party's acquisition of, a Ground Lease unless it has first offered that opportunity to us. The exclusivity agreement does not apply to opportunities that include only an incidental interest in Ground Leases or opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar's existing net lease venture with a sovereign investor for at least three years after the closing of our initial public offering. The existing net lease venture invests in single tenant properties leased to corporate entities under triple net leases. iStar owns a 51.9% interest in, and manages the day to day operations of, the net lease venture and several of its executives whose time is substantially devoted to the venture own a 0.6% equity interest in the venture and are entitled to participate in promote payments made to iStar. The exclusivity agreement has an initial term of one year and will automatically renew with each annual renewal of our management agreement with iStar. The exclusivity agreement will automatically terminate upon any termination of the management agreement and will not otherwise be terminable. We do not generally expect to enter into ventures with iStar, but if we do so, the terms and conditions of our venture investment will be subject to the approval of a majority of disinterested directors of our board of directors.
Our directors and executive officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we have fiduciary duties, as a general partner, to our Operating Partnership and to the limited partners under Delaware law (the jurisdiction of the Operating Partnership's organization) in connection with the management of our Operating Partnership. Our duties as a general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to our company. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of loyalty and care and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The limited partners of our Operating Partnership have agreed that in the event of such a conflict, we will fulfill our fiduciary duties to such limited partners by acting in the best interests of our company.
Additionally, the Operating Partnership agreement expressly limits our liability by providing that neither the general partner of the Operating Partnership, nor any of its directors or officers, will be liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such director or officer, acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective executive officers, directors and employees and any person we may designate from time to time in our sole and absolute discretion, including present and former members, managers, stockholders, directors, limited partners, general partners, officers or controlling persons of our predecessor, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys' fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify such person for (i) willful misconduct or a knowing violation of the law, (ii) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the Operating Partnership agreement, or (iii) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.
The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by an operating partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the Operating Partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the Operating Partnership agreement.
Our charter and bylaws do not restrict any of our directors, executive officers, stockholders or affiliates from having a pecuniary interest in an investment or transaction that we have an interest in or from conducting, for their own account, business activities of the type we conduct. We have, however, adopted certain policies designed to eliminate or minimize certain potential conflicts of interest. Specifically, we adopted a code of business conduct and ethics that prohibits conflicts of interest between our executive officers, employees and directors on the one hand, and our company on the other hand, except in compliance with the policy. Our code of business conduct and ethics states that a conflict of interest exists when a person's private interest interferes with our interest. For example, a conflict of interest will arise when any of our employees, executive officers or directors or any immediate family member of such employee, executive officer or director receives improper personal benefits as a result of his or her position with us. Our code of business conduct and ethics also limits our employees, executive officers and directors from engaging in any activity that is competitive with the business activities and operations of our company, except as disclosed by us from time to time in our public filings. In addition, our code of business conduct and ethics also restricts the ability of our employees, executive officers and directors to participate in a joint venture, partnership or other business arrangement with us, except in compliance with the policy. Waivers of our code of business conduct and ethics will be required to be disclosed in accordance with New York Stock Exchange ("NYSE") and Securities and Exchange Commission ("SEC") requirements. In addition, we have adopted corporate governance guidelines to assist our board of directors in the exercise of its responsibilities and to serve our interests and those of our stockholders. However, we cannot assure you these policies or provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all stockholders.

Competition
We compete with numerous commercial developers, real estate companies (including other REITs), financial institutions (such as banks and insurance companies) and other investors (such as pension funds, investment funds, private companies and individuals) for investment opportunities and tenants. This competition may result in higher costs for properties, lower returns and impact our ability to grow. Some of these competitors have greater financial and other resources and access to more attractive capital than we do. However, due to our focus on Ground Leases located throughout the United States, and because some of our competitors are locally and/or regionally focused, we do not always encounter the same competitors in each market.
Regulation
General
Our properties are subject to various laws, ordinances and regulations. We believe that we are in compliance in all material respects with the necessary permits and approvals to conduct our business.
Environmental Matters
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties we own as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefor, could be significant and could exceed the value of the property and/have a material adverse effect on us. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent the affected property or to borrow using such property as collateral, which, in turn, would reduce our revenues and ability to satisfy our debt service obligations and to make distributions to our stockholders.
A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.
Although our tenants are primarily responsible for any environmental damages and claims related to the leased properties, a tenant's bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
From time to time, in connection with the conduct of our business, we authorize the preparation of environmental reports with respect to our properties. There can be no assurance that these environmental reports will reveal all environmental conditions at the properties in which we have an interest or that the following will not expose us to material liability in the future:
• the discovery of previously unknown environmental conditions;
• changes in law;
• activities of prior owners or tenants;
• activities of current tenants; or
• activities relating to properties in the vicinity of our properties.
Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of our properties, which could materially and adversely affect us.
Emerging Growth Company Status
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have elected to utilize the exemption for auditor attestation requirements.
In addition, the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, Manager and employees of our Manager who perform services for us (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers, the Manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been filed with this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company's website at www.safetyincomegrowth.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2017, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
We have no employees, as our Manager provides all services to us.
Other
In addition to this Annual Report on Form 10-K, we file quarterly and special reports, proxy statements and other information with the SEC. Through our corporate website, www.safetyincomegrowth.com, we make available free of charge our annual proxy statement, annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document filed at the public reference facilities at 100 F Street, N.E., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.
Item 1a.    Risk Factors
In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in the Company's securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and market price of the Company's common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to Safety, Income & Growth Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Risks Related to Our Portfolio and Our Business
Our expectations as to the potential size of the market for Ground Lease transactions and the availability of investment opportunities are untested and may prove to be incorrect.
We believe we are the first public company that intends to invest primarily in Ground Lease assets and the achievement of our investment objectives depends, in part, on our ability to grow our portfolio. We cannot assure you that the size of the market for Ground Leases will meet our estimates. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. In addition, we have been in an extended period of historically low interest rates, and when rates increase, there may be less activity generally in real estate transactions, including leasing, development and financing and less financing available for potential tenants to finance their leasehold interests.

If potential tenants are unable to secure financing for their leasehold interests, their appetite for Ground Leases may diminish, which could materially and adversely affect our growth prospects. In addition, if our current tenants are unable to secure financing to continue to operate their businesses and pay us rent, we could be materially and adversely affected.
A potential tenant's interest in entering into a Ground Lease transaction as opposed to alternative financing, such as mortgage financing, will depend in part on such tenant's ability to secure financing for a leasehold interest on attractive terms. If leasehold financing is not available on terms that are at least as favorable as available mortgage financing, we expect that potential tenants will be less likely to pursue Ground Lease transactions with us, which may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.
Additionally, many of our tenants rely on external sources of financing to operate their businesses. The U.S. may experience significant liquidity disruptions, resulting in the unavailability of financing for many businesses. If our current tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations to us or be forced to declare bankruptcy and reject their leases.
Unfavorable market and economic conditions in the United States and globally, in the specific markets or submarkets where our properties are located or in the markets and industries in which our tenants conduct business could materially and adversely affect the market value of our properties, the financial performance of our tenants, the availability of attractive investment and financing opportunities, the demand for Ground Leases and our ability to sell, recapitalize or refinance our properties.
Unfavorable market and economic conditions in the United States and globally, especially in the markets or submarkets where our properties are located or in the markets and industries in which our tenants conduct business, may significantly affect the market value of our properties, the financial performance of our tenants, the availability of attractive investment and financing opportunities, the demand for Ground Leases and our ability to strategically dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to originate Ground Lease transactions, lease our properties on favorable terms, obtain financing and re-let properties returned to us after lease expirations or earlier terminations is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, market volatility and uncertainty about the future. We expect that any declines in our rental revenues would cause us to have less cash available to meet our operating requirements, including debt service, and to make distributions to our stockholders. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Factors that may affect our rental revenues, the Underlying Property NOI related to our properties and/or the market value of our properties include the following, among others:
• downturns in global, national, regional and local economic conditions;
• declines in the financial position or liquidity of our tenants due to bankruptcy, competition, operational failures or other reasons, which may result in tenant defaults under our Ground Leases;
• the inability or unwillingness of potential tenants to enter into Ground Leases; and
• changes in the values of our leases.
Our operating performance and the market value of our properties are subject to risks associated with real estate assets and the real estate industry, which could materially and adversely affect us.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may adversely affect our operating results and decrease cash available for distributions to our stockholders, as well as the market value of our properties. These events include, but are not limited to:
• adverse changes in international, national, regional or local economic and demographic conditions;
• vacancies or our inability to enter into Ground Lease transactions or re-let a property on favorable terms, including possible market pressures to offer tenants various incentives to sign or renew their leases;
• increases in market rental rates that we are unable to capture because our leases are long-term and any rent escalations under our leases may often be fixed;
• increases in inflation that exceed any rent adjustment clauses;
• adverse changes in the financial position or liquidity of tenants and buyers of properties;
• decreases in market rental rates at the end of our leases;
• our inability to collect rent from tenants;

• competition from other real estate investors with significant capital, including real estate operating companies, other publicly traded REITs, institutional investment funds, banks, insurance companies and individuals;
• fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;
• civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses; and
• changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in attractive investment opportunities or an increased incidence of defaults under our existing leases. As a result of the foregoing, there can be no assurance that we can achieve our investment objectives.
The rental payments under our leases may not keep up with changes in market value and inflation.
The master lease relating to the Doubletree Seattle Airport, Hilton Salt Lake, Doubletree Mission Valley, Doubletree Sonoma and Doubletree Durango and the lease relating to the Dallas Market Center: Marriott Courtyard provide for percentage rent participations in operating revenues at the hotels located on the properties. The leases relating to the One Ally Center, Northside Forsyth Hospital Medical Center, 6201 Hollywood (North) and 6200 Hollywood (South) properties provide for a periodic resetting of the rent based on changes in the CPI, subject to a floor and a ceiling in both cases. These percentage rent participations and CPI adjustments may not keep up fully with changes in inflation. They may also not keep up fully with increases in market value. As a result, we may not capture the full value of the properties underlying our leases. Future leases that we enter into may contain similar or other limitations on rent increases, which may limit the appreciation in value of our properties and our net asset value.
Multi-tenanted properties expose us to additional risks.
A property that is ground leased to a tenant that will operate a multi-tenant building will involve risks not typically encountered in properties that are ground leased to, and occupied by, a single tenant. Leasing land to operators of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found by our Ground Lease tenant to enable the property to operate profitably enough to pay rent under our Ground Lease. The risk may be compounded by the failure of multiple tenants to satisfy their obligations to our Ground Lease tenant due to various factors. Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our Ground Lease tenant's ability to pay rent to us, and may lower our percentage rents, if any.
Some of our tenants do not operate their properties and rely on revenues from subtenants to cover operating expenses, ground rent, taxes, debt service and other costs associated with the property.
Some of our tenants do not operate their properties and instead enter into subleases with subtenants on the expectation that such subleases will generate sufficient income to cover the tenant's operating expenses, ground rent, taxes on the property, leasehold mortgage debt service and other costs associated with the property. If the tenant is not able to enter into such subleases, or such subleases are not able to generate sufficient revenue, the tenant may not be able to pay rent to us or may pay less rent to us as a result of any percentage rent participations.
The ground rent we charge our tenants may exceed the rents our tenants collect from their subtenants.
The ground rent we charge typically increases periodically or participates in revenues from the operations of our tenants at the properties. However, the rents our tenants charge their subtenants may not increase at the same rate. As a result, the Ground Rent Coverage of our leases may decline and in some cases our tenants may be unable to meet their rental obligations under our lease.
We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.
The sum of our annualized cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2017 and total percentage cash rental income during the year ended December 31, 2017 for such property totaled an aggregate of $4.7 million, or approximately 22.3% of our entire portfolio. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease.

As an owner primarily of land, our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.
As an owner of land, we expect to record limited depreciation expenses for either financial reporting or tax reporting purposes. As a result, we will not have significant depreciation expenses that will reduce our net taxable income and the payment ratio of our distributions to our cash available for distribution to our stockholders or other metrics is likely to be higher than at many other REITs. This also means that we will be highly dependent on external capital sources to fund our growth. If capital markets are experiencing disruption or are otherwise unfavorable, we may not have access to capital on attractive terms, or at all, which could prevent us from achieving our investment objectives.
Lease defaults, terminations or landlord-tenant disputes may reduce our revenue from our lease investments.
The creditworthiness of our tenants could be negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases with us. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between us and a tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or possession of the building and improvements thereon. Upon a lease default, we may have limited or no recourse against a guarantor. Neither tenants nor any guarantors may have the ability to satisfy any judgments we may obtain in full or at all. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property.
Tenant concentration may expose us to financial credit risk.
Concentrations of credit risks arise when we derive a significant percentage of our revenues from a particular tenant or credit party, or a number of our tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features, such that their ability to meet their contractual obligations, including those to us under our leases, could be similarly affected by changes in economic conditions. For the year ended December 31, 2017, the tenant under our master lease relating to five hotels accounted for approximately $10.4 million, or 44.8%, of our total revenues, and our tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $5.3 million, or 22.9%, of our total revenues. To the extent we have a significant concentration of ground and other lease income from any tenant, credit party, business or geography, we could be materially and adversely affected.
Hotel industry concentration exposes us to the financial risks of a downturn in the hotel industry generally, and the hotel operations at our specific properties.
Some of our tenants operate hotels at the leased properties. For the year ended December 31, 2017, 49.3% of our total revenues came from rent payments by these hotel tenants. The master lease relating to the Doubletree Seattle Airport, Hilton Salt Lake, Doubletree Mission Valley, Doubletree Sonoma and Doubletree Durango and the lease relating to the Dallas Market Center: Marriott Courtyard provide for percentage rent participations in operating revenues at the hotels located on the properties. Although both leases also provide for a fixed rent or a minimum rent (in addition to our right to receive percentage rent), declines in the operating revenues of these hotels, or a decline in the hotel industry generally, could materially reduce the percentage rent that we receive. The performance of the hotel industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or terrorist activity can lower the revenues and profitability of our tenants participating in the hotel industry. As a result of our current concentration, we are particularly susceptible to adverse developments in the hotel industry.
Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.
Our master lease relating to the five assets constituting the Park Hotels Portfolio obligates the tenant to pay us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the Park Hotels Portfolio for any year and the aggregate base revenues of the five hotels specified in the master lease of approximately $81.4 million. Accordingly, to the extent the aggregate operating revenues of the five hotels for any year do not exceed $81.4 million we will not be entitled to any percentage rent from any of those hotels. As a result, a deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under any of the remaining hotels in the Park Hotels Portfolio, and it is possible that poor operating performance at one or more hotels in the Park Hotels Portfolio could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are subject to the risk of bankruptcy of our tenants.
The bankruptcy or insolvency of a tenant may materially and adversely affect the income produced by our properties or could force us to "take back" a property as a result of a default or a rejection of the lease by a tenant in bankruptcy, any of which could materially and adversely affect us. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant and assume ownership of the building and improvements thereon solely because of the bankruptcy if the tenant continues to comply with the terms of our lease. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the rent actually owed to us under the lease. Our claim for unpaid rent will be a general unsecured claim that would likely not be paid in full. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms.
It is also possible that, if a tenant were to become subject to bankruptcy proceedings, a bankruptcy court could re-characterize the lease transactions as secured lending transactions depending on its interpretation of the terms of the lease, including, among other factors, the length of the lease relative to the useful life of the leased property. If a lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property subject to the lease and could lose the legal as well as economic attributes of the owners of the property, which could have a material adverse effect on us.
In addition, one of our current leases is a multiple property master lease, and we may acquire additional master leases in the future. Bankruptcy laws afford certain protections to a tenant that may also affect the master lease structure. Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties. If these tenants are considering filing for bankruptcy protection, we may find it necessary to agree to amend their master leases to remove certain underperforming properties rather than risk the tenant rejecting the entire master lease in bankruptcy. Whether or not a bankruptcy court will require a master lease to be assumed or rejected as a whole depends upon a "facts and circumstances" analysis. A bankruptcy court will consider a number of factors, including the parties' intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court allows a master lease to be rejected in part, certain underperforming leases related to properties we own could be rejected by the tenant in bankruptcy, thereby adversely affecting payments derived from the properties. As a result, the bankruptcy of a tenant subject to a master lease could materially and adversely affect us.
Our future Ground Leases may be subject to subordination clauses.
The lender of a leasehold financing may request a first security position against the land and buildings from the tenant. Although our existing Ground Leases do not require us to agree to subordinate our interest in the land to any leasehold financings, there can be no assurance that we will not agree to do so in the future. If we agree to subordinate our interest in the Ground Lease to the lender's interest, and if the tenant goes into default under the loan documents, we risk losing the land in addition to any rights to the building and improvements thereon.
We may be unable to renew Ground Leases or re-lease the land on favorable terms or at all at the end of our Ground Leases.
Above-market rental rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above their then weighted average rental rates.
The tenant under our Ground Lease relating to the One Ally Center property has the right to level the building before the expiration of the lease.
Prior to the expiration of the Ground Lease relating to the One Ally Center property, the tenant has the right to level the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant levels the building and any improvements on the property. If the tenant elects to level the building and any improvements on the property, it will be more difficult for us to re-let the property, taking more time for us to find a replacement tenant willing to develop the property. Accordingly, no assurance can be given as to the commencement date of any future lease or the attractiveness of the future lease terms.
Our master lease relating to five hotel properties and our Ground Lease relating to the Lock Up Self Storage Facility provide the tenants with the right to purchase our hotel properties or land, as the case may be, in certain circumstances.
Our master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease. The Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037. Additionally, we may enter into leases in the future that provide the tenants with purchase options. If a tenant exercises a purchase option, we would lose the right to future rent from the property. Furthermore, the purchase price we are entitled to receive may be less than the price we paid for the related property and we may not be able to reinvest the purchase price we receive in comparable investments that produce similar or better returns.
The tenants under the Ground Leases relating to the One Ally Center, 3333 LifeHope, Northside Forsyth Hospital Medical Center, NASA/JPSS Headquarters and The Buckler Apartments properties have certain preemptive rights should we decide to sell the properties.
Each of the One Ally Center, 3333 LifeHope and Northside Forsyth Hospital Medical Center leases gives the tenant a right of first refusal to purchase the property before we can sell the property to a third party. Each of the NASA/JPSS Headquarters and The Buckler Apartments leases gives the tenant a right of first offer to purchase the property, i.e., we must first offer the property to the tenant before soliciting offers for the sale of the property to any other person. The existence of such preemptive rights could limit third-party offers for the property, inhibit our ability to sell a property or adversely affect the timing of any sale of any such property and affect our ability to obtain the highest price possible in the event that we decide to market or sell the property.
We typically agree to grant certain mortgagee protections to a permitted leasehold mortgagee, and there can be no assurance that we will not be materially and adversely affected by the exercise of such protections.
We typically permit tenants to obtain mortgage financing secured by their leasehold interest, and in connection with that financing, we permit the tenant to assign the lease and the tenant's rights under the lease to the mortgagee as collateral. We also typically agree to grant certain mortgagee protections to a permitted leasehold mortgagee, including, without limitation, the right to receive notices and cure tenant defaults under the lease, the right to require us to enter into a new lease with a successor tenant on the same terms as the existing lease and the right to consent to certain actions. We may grant a leasehold mortgagee more time to cure certain non-monetary defaults than would be afforded to the tenant under the lease. We may also agree to defer certain remedies while the leasehold mortgagee is endeavoring to cure a default, such as terminating or giving notice of termination of the lease and bringing a proceeding and dispossessing the tenant or subtenants. In addition, some leasehold mortgage lenders may insist, should a casualty, loss or condemnation occur, upon using insurance proceeds to reduce the tenant's debt to it rather than restoring or repairing the casualty, loss or condemnation, although the tenant would likely not be able to generate sufficient revenues from the resulting property to pay ground rent to us. As of December 31, 2017, the tenants at the One Ally Center, Dallas Market Center: Sheraton Suites, Northside Forsyth Hospital Medical Center, NASA/JPSS Headquarters, The Buckler Apartments, Dallas Market Center: Marriott Courtyard, Lock Up Self Storage, 6200 Hollywood and 6201 Hollywood properties had leasehold mortgage financing in place. There can be no assurance that we will not be materially and adversely affected by a leasehold mortgagee's exercise of such mortgagee protections.
Our tenants generally do not have credit ratings.
Our tenants generally do not have credit ratings. To the extent a tenant has a credit rating, such rating is subject to ongoing evaluation by the rating agency assigning the rating, and we cannot assure you that such rating will not be lowered, reduced or withdrawn by the rating agency in the future if, in its judgment, circumstances warrant. If a rating agency assigns a lower than expected rating or reduces or withdraws, or indicates that it may reduce or withdraw, the credit rating of a tenant, the value of our investment in any properties leased to such tenant could significantly decline.
We rely on Underlying Property NOI as reported to us by our tenants.
We rely on Underlying Property NOI as reported to us by our tenants, or as otherwise publicly available, to, among other things, calculate Ground Rent Coverage and evaluate the security of the rent owed to us pursuant to a Ground Lease and the safety of our investment in a Ground Lease. We seek to invest in Ground Leases that we believe will generate secure rental payments, with Ground Rent Coverage of 2.0x to 5.0x for the initial year of the lease. Similarly, we seek safety in our Ground Lease investments by typically limiting our investment in a Ground Lease to 30% to 45% of our estimate of the Combined Property Value as of the commencement of the lease or as of our acquisition of the Ground Lease. In evaluating Ground Rent Coverages and estimating Combined Property Values, we rely, to a significant degree, on Underlying Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with GAAP, and the financial information provided to us by our tenants has not been, nor do we expect that future information will be, audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared. Our leases also generally do not require our approval for rent concessions or abatements given by our tenants to their subtenants, nor do our leases generally require our tenants to advise us of such concessions or abatements. Additionally, we do not independently investigate or verify the information supplied to us by our tenants, or that is otherwise publicly available, but rather assume the accuracy and completeness of such information and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments made by our tenants in preparing the information provided to us, or that is otherwise publicly available. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Underlying Property NOI. For example, we are prohibited from publicly disclosing the Underlying Property NOI at One Ally Center pursuant to a confidentiality agreement with the tenant. The weighted average Ground Rent Coverage of the portfolio as of December 31, 2017 was 4.7x, assuming that the Underlying Property NOI at One Ally Center for the year ended December 31, 2017 was approximately $15.4 million, calculated as the underwritten net operating income for One Ally Center as reported in the prospectus dated December 14, 2017 of the Wells Fargo Commercial Mortgage Trust 2017-C42, and adding back the ground rent payable to us. In addition, with respect to properties under development or renovation, the foregoing weighted average reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.
There can be no assurance that we will realize any incremental value from the "value bank" or that the market price of our common stock will reflect any value attributable thereto.
At the end of a Ground Lease, we regain possession of the land, pursuant to the typical terms of a Ground Lease, and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. Since we target Ground Leases where the initial value of the Ground Lease represents between 30% and 45% of the Combined Property Value, we regard the difference between the initial Ground Lease value and the Combined Property Value as a value bank of incremental value that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly after the expiration or other termination of a Ground Lease, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Additionally, the value bank may grow during the term of the Ground Lease in an amount equal to any appreciation in the Combined Property Value. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any value bank is accurate at the time we invest in a Ground Lease. Even if we estimate that a value bank exists initially, we will generally not be able to realize that value through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the value bank will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the value bank. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase the properties under certain circumstances and the right of the One Ally Center tenant to level the improvements prior to the expiration of the Ground Lease. See "—The tenant under our Ground Lease relating to the One Ally Center property has the right to level the building before the expiration of the lease," "—Our master lease relating to five hotel properties and our Ground Lease relating to the Lock Up Self Storage Facility provide the tenants with the right to purchase our hotel properties or land, as the case may be, in certain circumstances" and "—The tenants under the Ground Leases relating to the One Ally Center, 3333 LifeHope, Northside Forsyth Hospital Medical Center, NASA/JPSS Headquarters and The Buckler Apartments properties have certain preemptive rights should we decide to sell the properties." Moreover, the market price of our common stock may not reflect any value ascribed to the value bank, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.
We use our estimates of Combined Property Value when underwriting investments and monitoring our portfolio, which are based on various assumptions and information supplied to us by our tenants; accordingly, such estimated values may not be indicative of actual values.
We intend to target investments in Ground Leases in which the initial value of our Ground Lease represents between 30% and 45% of the Combined Property Value. When underwriting a potential investment and monitoring our portfolio, our estimate of Combined Property Value is based on expected lease terms, information supplied to us by our prospective tenant or tenant and numerous assumptions made by us. We do not independently investigate or verify the information provided to us by our tenants and no assurance can be given that the information is accurate. See "—We rely on Underlying Property NOI as reported to us by our tenants." The use of different information or assumptions could result in valuations that are materially lower than those used in our underwriting and portfolio monitoring processes.
Our estimates of Combined Property Values represent our opinion and may not accurately reflect the current market value of the properties relating to our Ground Leases. Such estimates are based on numerous estimates and assumptions and not on contractual sale terms or third-party appraisals and, therefore, are inherently uncertain, and no assurance can be given regarding the accuracy or appropriateness of such estimates and assumptions. The application of alternative estimates or assumptions could result in valuations, by us or others, that are materially lower than those used in our underwriting and portfolio monitoring processes.
Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.
One of our business strategies is to enter into Ground Leases with developers looking to construct or rehabilitate a building. In Ground Lease transactions with developers, rent may not commence until construction is completed. Therefore, we will be subject to risks that the developer will be unable to complete the project and have it begin paying rent to us. Risks associated with development transactions include, without limitation: (i) the availability and pricing of financing for the developer on favorable terms or at all; (ii) the availability and timely receipt by the developer of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents, which could affect any percentage rents that we may receive; (iv) development, repositioning and redevelopment costs may be higher than anticipated by the developer, which may cause the developer to abandon the project; and (v) cost overruns and untimely completion of construction (including due to risks beyond the developer's control, such as weather or labor conditions, or material shortages). In addition, if our tenant has obtained leasehold financing to complete construction, and the construction lender forecloses on the mortgage following a default, there is a risk that the mortgagee or a new tenant may not have necessary or sufficient development experience to complete the project or to do so to the same standards as the original developer. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, repositioning or redevelopment activities, any of which could materially and adversely affect us.
We may directly own one or more commercial properties before we are able to execute a Ground Lease transaction, which will expose us to the risks of ownership of operating properties and require us to bear the costs of owning and operating the properties.
Certain of our business and growth strategies involve creating Ground Leases from existing commercial properties by separating a property into an ownership interest in land that is ground leased to a tenant and an ownership interest in the buildings and improvements thereon that is retained by the original owner of the property or acquired by a third party. In pursuing such transactions, there may be instances where we take ownership of the commercial property for a period of time prior to the separation of the fee and leasehold interests. For example, if a proposed Ground Lease tenant fails to complete a Ground Lease transaction with us, we may nonetheless maintain or take ownership of the commercial property while we pursue an alternative transaction.
The ownership and operation of commercial properties will expose us to risks, including, without limitation,
• adverse changes in international, regional or local economic and demographic conditions;
• tenant vacancies and market pressures to offer tenant incentives to sign or renew leases;
• adverse changes in the financial position or liquidity of tenants;
• the inability to collect rent from tenants;
• tenant bankruptcies;
• higher costs resulting from capital expenditures and property operating expenses;
• civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war, which may result in uninsured or underinsured losses;
• liabilities under environmental laws;
• risks of loss from casualty or condemnation; and
• changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws.
Upon taking ownership of a commercial property, we may be required to contribute ownership of the commercial property to a taxable REIT subsidiary ("TRS"), which would subsequently seek to sell a leasehold interest in such commercial property. Any gain from the sale of such leasehold interest would be subject to corporate income tax. See "—Tax Risks Related to Ownership of Our Shares—Our TRSs are subject to special rules that may result in increased taxes."
Loans that we make to Ground Lease owners will be subject to delinquency, foreclosure and loss, which could result in losses to us.
Certain of our business and growth strategies involve financing the acquisition of Ground Leases by third parties. The ability of a borrower to repay a loan secured by a Ground Lease typically is dependent primarily upon the successful operation of the commercial property by our borrower's tenant, rather than upon the existence of independent income or assets of our borrower. If the net operating income of such commercial property is reduced, and our borrower's tenant fails to pay the contractual rent to our borrower, our borrower's ability to repay our loan may be impaired.
Loan defaults by one or more borrowers may reduce our revenues unless the default is cured. If a default is not cured, we will bear a risk of loss of principal to the extent of any deficiency between the value of the Ground Lease loan collateral and the principal and accrued interest of the loan. Upon a lease default, we may have limited or no recourse against a guarantor. Neither the borrower nor any guarantors may have the ability to satisfy any judgments we may obtain in full or at all.
In the event of the bankruptcy of a Ground Lease loan borrower, the loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law if, for example, the bankruptcy trustee or debtor in possession determined that we did not properly perfect our lien. Foreclosure of a secured loan can be an expensive and lengthy process.
We may not be successful expanding into new markets.
We intend to explore acquisitions and originations of properties across the United States and, possibly, internationally. Each of the risks applicable to our ability to successfully acquire and integrate in our current markets is also applicable to our ability to successfully acquire and integrate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could materially adversely affect our ability to grow and achieve our investment objectives.
Competition may adversely affect our ability to acquire and originate investments.
We compete with commercial developers, other REITs, real estate companies, financial institutions, such as banks and insurance companies, funds, and other investors, such as pension funds, private companies and individuals, for investment opportunities. Our competitors include both competitors seeking to originate or acquire Ground Lease transactions or acquire properties in their entirety and competitors offering debt financing as an alternative to a Ground Lease. Some of our competitors have greater financial and other resources and access to capital than we do. Due to our focus on Ground Leases throughout the United States, and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market.
We may be unable to identify and successfully complete acquisitions and originations and even if acquisitions and originations are identified and completed, the investments may not perform as expected.
One of our business strategies is to acquire and originate Ground Lease transactions and grow our portfolio. Our acquisition and origination activities and their success are subject to the following risks:
• we may be unable to acquire or originate a desired investment because of competition from other well capitalized real estate investors, including developers, other publicly traded REITs, institutional investment funds, banks, insurance companies and individuals, or because the seller of a property elects to obtain alternative capital rather than enter into a Ground Lease transaction with us;
• even if we enter into an agreement for a transaction, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;
• even if we are able to acquire or originate a desired Ground Lease transaction, competition from other real estate investors may significantly increase the investment price;
• we may be unable to finance investments on favorable terms or at all;
• we may incur significant expenses in pursuing both consummated transactions and potential investment opportunities;
• acquired and originated properties may become subject to environmental liabilities of which we were unaware at the time we acquired the property despite any environmental testing; and
• new investments may fail to perform as expected.
Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions and originations in a timely manner and on favorable terms could also impede our growth and ability to achieve our investment objectives.

Acquired and originated properties may expose us to unknown liabilities.
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon our current or prior ownership of those properties, we might have to pay substantial sums to settle or contest it. Unknown liabilities with respect to acquired properties might include:
• environmental liabilities, including for clean-up or remediation of environmental contamination;
• claims by tenants, vendors or other persons associated with the properties;
• liabilities incurred in the ordinary course of business or otherwise; and
• claims for indemnification by general partners, directors, officers and others entitled to indemnification.
As an owner of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties we own as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefor, could be significant and could exceed the value of the property and have a material adverse effect on us. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent the affected property or to borrow using such property as collateral, which, in turn, would reduce our revenues and ability to satisfy our debt service obligations and to make distributions to our stockholders.
A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.
Although our tenants are primarily responsible for any environmental damages and claims related to the properties, a tenant's bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
Our tenants may fail to maintain required insurance, and certain potential losses may not be fully covered by insurance.
Our leases generally require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our interest in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a Ground Lease as well as the anticipated future revenues from a Ground Lease, while remaining obligated for any indebtedness we may have incurred related to the Ground Lease. Any loss of these types could materially and adversely affect us.
We may become subject to litigation.
In the future, we may become subject to litigation, including claims relating to our investments, equity or debt financings and otherwise in the ordinary course of our business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which may be uninsured or exceed insured levels. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage.
We may acquire investments through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.
We may acquire investments in exchange for Operating Partnership units in tax deferred contribution transactions. Generally, these units will be redeemable, at the option of the holder, for cash equal to the market value of an equal number of shares of our common stock at the time of redemption or, at our election, exchangeable for shares of our common stock on a one-for-one basis.

The issuance and subsequent redemption or exchange of such units may result in stockholder dilution. Additionally, this acquisition structure may require us to protect the contributors' ability to defer recognition of taxable gain by limiting our ability to dispose of the contributed properties and/or requiring us to maintain a minimum amount of nonrecourse partnership liabilities encumbering the contributed property. These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
Our business is highly dependent on information systems and communication systems; systems failures and other operational disruptions could significantly affect our business.
Our business is highly dependent on communication and information systems which may interfere with or depend on systems operated by third parties, including market counterparties, tenants and service providers. Any failure or interruption of these systems could cause delays or other problems in our activities, including in our investment activities.
Additionally, we rely heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the closing of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial loss, the disruption of our business, liability to third parties, regulatory intervention and reputational damage.
Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or unintentional event and could involve gaining unauthorized access to our or our Manager's information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our business relationships. As reliance on technology has increased, so have the risks posed to both our and our Manager's information systems and those provided by third-party service providers. Our Manager has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that we will not be materially and adversely affected by such an incident.
Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.
Accounting rules for certain aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of our financial statements and the public reporting of this information. Furthermore, changes in accounting rules or in our accounting assumptions and/or judgments, such as asset impairments, could materially and adversely affect us.
Changes to lease accounting rules could affect our financial reporting.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 ("ASU 2016-02"), which updates the rules applicable to accounting for leases effective for reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in our derecognizing the underlying asset from our books and recording a profit or loss on sale and the net investment in the lease. The implementation of ASU 2016-02 could result in a material change in income recognition from previous GAAP. Changes in our lease accounting could affect the comparability of our reported results with prior periods and could affect our ability to comply with financial covenants under our future debt instruments.
If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us.
As a publicly-traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act will require us to evaluate and report on our internal control over financial reporting. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an "emerging growth company" for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.
Risks Related to Our Relationship with Our Manager
We do not have a policy that expressly prohibits our directors, executive officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, executive officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of our Manager or iStar who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. In addition, our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.
Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager, its officers, stockholders, members, managers, directors, personnel, any person or entity controlling or controlled by our Manager (including iStar) and any of their officers, stockholders, members, managers, directors, employees, consultants and personnel, and any person providing advisory services to our Manager are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person or entity controlling or controlled by our Manager and any of their officers, stockholders, members, managers, directors, employees, consultants and personnel, and any person providing advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in accordance with and pursuant to the management agreement.
Our Manager's failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time in the future would materially and adversely affect us.
Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management team of our Manager and its ability to identify and to make investments on favorable terms that meet our investment strategy as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager's ability to successfully hire, train, supervise and manage new personnel. We may not be able to manage growth effectively or to achieve growth at all.
Because we depend upon our Manager and, through our Manager, iStar to conduct our operations, any adverse events or developments affecting our Manager or iStar or any adverse changes in our relationship with our Manager could hinder our operating performance and ability to achieve our investment objectives.
We depend on our Manager to manage our assets and operations. Any adverse events or developments affecting our Manager or its parent, iStar, or any adverse changes in our relationship with our Manager, could hinder our operating performance and ability to achieve our investment objectives.
We depend on our Manager and our Manager's key personnel with long-standing business relationships. The loss of our Manager or our Manager's key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of our Manager's management team. In particular, the Ground Lease experience of the management team and the extent and nature of the relationships they have developed within the real estate industry and with financial institutions are critically important to the success of our business. The loss of services of one or more members of our Manager's management team, whether as a result of their departure from iStar or iStar's unilateral decision to no longer make them available to our Manager, could threaten our ability to operate our business successfully. Additionally, the management agreement does not require our Manager to devote all of its resources or for its personnel to devote all of their business time to managing our affairs or for iStar to allocate any specific officers or employees to our Manager for our benefit, and we don't expect any of the officers or employees of our Manager or iStar to be dedicated exclusively to us. The ability of our Manager, iStar and their officers and employees to engage in other business activities may reduce the time our Manager spends managing us.
Our Formation Transactions, management agreement, exclusivity agreement, iStar registration rights agreement and the purchase agreement for the Great Oaks Ground Lease were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
Our Formation Transactions, management agreement, exclusivity agreement, iStar registration rights agreement and the Great Oaks Ground Lease (refer to Note 4) were negotiated between related parties and their terms, including the consideration paid to iStar for our Initial Portfolio, fees payable to our Manager, the terms of iStar’s exclusivity commitment and resale rights and the purchase price for the Great Oaks Ground Lease may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with iStar because of our desire to maintain our ongoing relationship with iStar and our Manager.
iStar and two institutional investors (refer to Item 1. Business - Organization) collectively have significant ownership interests in us and, in addition, iStar and one of the institutional investors have influence over our affairs as a result of their representation on our board of directors.
As of December 31, 2017, iStar owns approximately 37.6% of the outstanding shares of our common stock, and two institutional investors own approximately 15.8% of our outstanding common stock. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer, and a wholly-owned subsidiary of iStar is our Manager under the management agreement. In addition, one of the institutional investors designated one member of our board of directors. As a result of these relationships, iStar and one institutional investor will collectively have significant influence over the outcome of voting matters presented to our stockholders, and, in addition, iStar and one institutional investor will have influence over our affairs through their representation on our board of directors.
There are various potential conflicts of interest in our relationship with iStar and its affiliates, including our Manager, and our executive officers and/or directors who are also officers and/or directors of iStar, which could result in decisions that are not in the best interest of our stockholders.
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also directors or officers of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; and conflicts in pursuing transactions that could be structured as either a Ground Lease or as another type of transaction that is within iStar's investment focus. While we do not generally expect to enter into joint ventures with iStar and if we do so, the terms and conditions of any such joint venture investment would be subject to the approval of a majority of our independent directors, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. In addition, if a potential investment transaction could be structured either as a Ground Lease or a financing within iStar's investment focus, the transaction would meet the investment objectives of both iStar and us (including economic, diversification, geographic, maturity date, tenant and other investment objectives) and both we and iStar have the available capital to pursue the investment, iStar will present both a financing and a Ground Lease investment proposal to the property owner for potential selection by the owner; however, the terms of the proposal by iStar may be more favorable than the terms of our Ground Lease investment proposal. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar has significant influence over us. Additionally, although we entered into an exclusivity agreement with iStar, the agreement contains exceptions to iStar's exclusivity for opportunities that include only an incidental interest in Ground Leases and opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar's existing net lease venture for at least three years after our initial public offering. Accordingly, the exclusivity agreement will not prevent iStar from pursuing certain Ground Lease opportunities directly or through the aforementioned net lease venture.
Conflicts of interest may exist or could arise in the future with investors and us in connection with the enforcement of the stockholders and registration rights agreements between us and the investors, and with iStar's existing net lease joint venture and us in connection with future investment opportunities.
Our directors and executive officers have duties to our company under applicable Maryland law, and our executive officers and our directors who are also directors or officers of iStar also have duties to iStar under applicable Maryland law. Those duties may come in conflict from time to time. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its other partners under Delaware law. Our Operating Partnership agreement provides that in the event of a conflict in the duties owed by our directors and executive officers to our company and the fiduciary duties owed by us, in our capacity as general partner of our Operating Partnership, to those limited partners, we will fulfill our fiduciary duties to those limited partners by acting in the best interests of our company.
We have adopted policies that are designed to reduce certain potential conflicts of interests. See "Item 1. Business - Policies with Respect to Certain Activities."
Our management agreement is short term and we may not be able to find a suitable replacement if it is terminated. The exclusivity agreement will terminate upon a termination of the management agreement.
Our management agreement with our Manager has a one-year term and may be terminated by either party without payment of a termination fee at the end of each annual term; provided, however, that we may not terminate the management agreement unless a successor guarantor reasonably acceptable to iStar has (i) agreed to replace iStar under its limited recourse guaranty and environmental indemnity with respect to our initial portfolio financing or (ii) provided iStar with a reasonably acceptable indemnity for any losses suffered by iStar on its limited recourse guaranty and environmental indemnity after its termination as our Manager. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. We will also lose the benefits of the exclusivity agreement if our management agreement is terminated. iStar's significant ownership interest in us may disincentivize a potential replacement manager to agree to manage us if we were to terminate the management agreement.
The manner of determining the management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio since it is based on our total equity (as defined in the management agreement) and not on other measures of performance.
Our Manager is entitled to receive a management fee that is based on the amount of our total equity (as defined in the management agreement) at the end of each quarter, regardless of our performance. Our total equity for the purposes of calculating the management fee is not the same as, and could be greater than, the amount of total equity shown on our balance sheet. The possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager's entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio.
Our Manager manages our portfolio pursuant to our investment guidelines and our board of directors will not approve each investment decision made by our Manager, which may result in our Manager making riskier investments on our behalf than would be specifically approved by our board of directors.
Our Manager is required to manage our business affairs in conformity with the policies and the investment guidelines approved by our board of directors. While our directors periodically review our policies, investment guidelines and our investment portfolio, they do not review all of our proposed investments, which may result in our Manager making riskier investments on our behalf than would be specifically approved by our board of directors. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may enter into complicated transactions that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses. Decisions made and investments entered into by our Manager may not fully reflect your best interests.
Our Manager may change its investment process, or elect not to follow it, without stockholder approval at any time, which may adversely affect our investments.
Our Manager may change its investment process without stockholder approval at any time. In addition, there can be no assurance that our Manager will follow the investment process in relation to the identification and underwriting of prospective investments. Changes in our Manager's investment process may result in inferior due diligence and underwriting standards, which may adversely affect our investments.
Financing and Investment Risks
Our debt obligations will reduce cash available for distribution to our stockholders and may expose us to the risk of default under those debt obligations and may include covenants that prohibit or otherwise restrict our ability to make distributions to our stockholders.
In March 2017, we entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by seven

Ground Leases and one master lease (covering the accounts of five properties). In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. We expect to use the 2017 Revolver and future incurrences of debt from other sources to, among other things, fund potential investments, general corporate uses and working capital. In December 2017, we entered into a $71.0 million mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without pre-payment penalty beginning in January 2021.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to fund investment activities or to make distributions currently contemplated or necessary for us to qualify or maintain our qualification as a REIT. If interest rates, and therefore, the costs of our debt rise faster and by greater amounts than any rent escalations and percentage rents under our leases, we may not generate sufficient cash to pay amounts due under our borrowings. Our level of debt, the costs of our debt relative to the cash flows from operations and the limitations imposed on us by our debt agreements could have significant adverse consequences, including, without limitation, the following:
• our cash flow may be insufficient to meet our required principal and interest payments;
• we may be unable to borrow additional funds as needed on favorable terms, or at all;
• we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
• increases in interest rates could materially increase our interest expense on outstanding variable debt or future fixed rate debt;
• we may be forced to dispose of one or more of our assets, possibly on disadvantageous terms;
• our 2017 Revolver will restrict our ability to pay distributions to our stockholders;
• certain defaults under our 2017 Secured Financing, such as a failure of a tenant to pay required taxes, may be triggered by the actions or omissions of our tenants who have substantial control over the activities conducted on the properties subject to our Ground Leases, which may be difficult for us to address in a timely manner to avoid such defaults becoming an event of default under the initial portfolio financing;
• we may default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, repossess on the properties, if any, that secure their loans and/or take control of our properties, if any, that secure their loans and collect rents and other property income; and
• our default under debt agreements could result in a default or acceleration of other indebtedness with cross-default or cross acceleration provisions.
High interest rates and/or unavailability of debt financing for real estate transactions may make it difficult for us to finance or refinance investments, which could reduce the number of properties we can acquire or originate, our operating results, cash flows and the amount of cash distributions we can make to our stockholders.
If debt is unavailable at reasonable rates, we may not be able to finance the purchase or origination of Ground Lease investments. If we incur secured debt, we may be unable to refinance the investments when the debt becomes due, or to refinance the debt on favorable terms. If interest rates are higher when we refinance our investments, our operating results and cash flows could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Our degree of leverage and the lack of a limitation on the amount of indebtedness in our organizational documents we may incur could materially and adversely affect us.
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. A high ratio of debt-to-earnings or other metrics could be viewed negatively by investors. In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, acquisitions, distributions or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. If we become highly leveraged in the future, the resulting increase in debt service requirements could cause us to default on our obligations.

If we use interest rate derivatives and fail to hedge interest rates effectively, such failure could have a material and adverse effect on us.
Subject to our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations and cash flows. Should we desire to terminate a hedging arrangement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging arrangement.
When a hedging arrangement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. If the credit rating of a counterparty were downgraded and we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we would be in default under the loan and the lender could seize that property securing the loan through foreclosure.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners' or co-venturers' financial position and liquidity and disputes between us and our co-venturers.
We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Under our stockholder's agreement with an institutional investor, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions as a result of their challenged financial position and liquidity or otherwise. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest in the partnership or joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity at an unfavorable price or time. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our executive officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners' or co-venturers' share of such debt if they fail to make the required payments in order to preserve our investment. In addition, in any weakened credit market, the refinancing of such debt may require equity capital calls.
Risks Related to Our Organization and Structure
We are a holding company with no direct operations and will rely on funds received from our Operating Partnership to pay our obligations and make distributions to our stockholders.
We are a holding company and will conduct substantially all of our operations through our Operating Partnership. We will not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we will rely on distributions from our Operating Partnership to make any distributions we declare on shares of our common stock. We will also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims of stockholders are structurally subordinated to all existing and future creditors and preferred equity holders of our Operating Partnership and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of our Operating Partnership or its subsidiaries, assets of our Operating Partnership or the applicable subsidiary will be able to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full.
As of December 31, 2017, we own, directly or indirectly, 100% of the interests in our Operating Partnership. However, in connection with our future acquisition of Ground Leases or otherwise, we may issue units of our Operating Partnership to third parties. Such issuances would reduce our ownership in our Operating Partnership. Stockholders do not directly own units of our

Operating Partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
The concentration of our voting power may adversely affect the ability of investors to influence our policies.
As of December 31, 2017, iStar owns approximately 37.6% of the outstanding shares and voting power of our common stock. Consequently, iStar has the ability to influence the outcome of matters presented to our stockholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our directors, executive officers and iStar could exercise influence in a manner that is not in the best interest of our other stockholders. The concentration of voting power in iStar might also have the effect of delaying, deferring or preventing a change of control that our other stockholders may view as beneficial.
Certain provisions of Maryland law could inhibit changes in control of our company.
Certain "business combination" and "control share acquisition" provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, our board of directors has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
Certain provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent unsolicited acquisitions of us.
Provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:
• redemption rights of qualifying parties;
• transfer restrictions on Operating Partnership units;
• our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
• the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances.
The partnership agreement of our Operating Partnership and Delaware law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
Our charter contains stock ownership limits, which may delay, defer or prevent a change of control.
In order for us to qualify as a REIT for each taxable year commencing with our taxable year ending December 31, 2017, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our charter's constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of our board of directors or in a manner that would cause us to be "closely held" under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be null and void.
Our board of directors may change our strategies, policies or procedures without stockholder consent, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this prospectus. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the board of directors may change our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements.
Our rights and the rights of our stockholders to take action against our directors and executive officers are limited, which could limit stockholders recourse in the event of actions not in the stockholders best interest.
Our charter limits the liability of our present directors and executive officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present directors and executive officers will not have any liability to us or our stockholders for money damages other than liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty by the director or executive officer that was established by a final judgment and is material to the cause of action. As a result, we and our stockholders have limited rights against our present and former directors and executive officers, which could limit your recourse in the event of actions not in your best interest.
Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of Operating Partnership units, which may impede business decisions that could benefit our stockholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and executive officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to our company. Our Operating Partnership agreement provides that in the event of a conflict in the duties owed by us to our stockholders and the fiduciary duties owed by us, in our capacity as general partner of our Operating Partnership, to those limited partners, we will fulfill our fiduciary duties to those limited partners by acting in the best interests of our company.
Additionally, the partnership agreement provides that we and our directors and executive officers will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or such director or executive officer acted in good faith. The partnership agreement also provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our Operating Partnership is required to indemnify us and our directors and executive officers and authorizes our Operating Partnership to indemnify present and former members, managers, stockholders, directors, limited partners, general partners, officers or controlling persons of our predecessor and authorizes us to indemnify members, partners, employees and agents of us or our predecessor, in each case for actions taken by them in those capacities from and against any and all claims that relate to the operations of our Operating Partnership, except (i) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) for any transaction for which the person received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement or (iii) in the case of a criminal proceeding, if the person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.
We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which could prevent a change in our control and negatively affect the market price of our common stock.
Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, distributions, powers and rights, voting or otherwise, that are senior to the rights of holders of our common stock. Any such issuance could dilute our existing common stockholders' interests. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
Our Operating Partnership may issue additional Operating Partnership units without the consent of our stockholders, which could have a dilutive effect on our stockholders.
Our Operating Partnership may issue additional Operating Partnership units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and may have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we may make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.
We are an "emerging growth company," and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors, which could make the market price and trading volume of our common stock be more volatile and decline significantly.
We are an "emerging growth company" as defined in the JOBS Act. We will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as "emerging growth companies," including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock. The JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. However, we have chosen to "opt out" of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active, liquid and/or orderly trading market for our common stock and the market price and trading volume of our common stock may be more volatile and decline significantly.
Risks Related to Our Common Stock
We have only recently gone public and an active trading market may not be sustained or be liquid, which may cause the market price of our common stock to decline significantly and make it difficult for investors to sell their shares.
We have only recently gone public, and there can be no assurance that an active trading market will be sustained or be liquid. The market price of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops and is sustained for our common stock, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities of other entities (including securities issued by other real estate‑based companies), our financial performance and prospects and general stock and bond market conditions.
The stock markets, including the NYSE on which shares of our common stock are listed, have from time to time experienced significant price and volume fluctuations. As a result, the market price of our common stock may be similarly volatile, and investors in shares of our common stock may from time to time experience a decrease in the market price of their shares, including decreases unrelated to our financial performance or prospects. The market price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section and others such as:
• our operating performance and the performance of other similar companies;
• actual or anticipated differences in our quarterly or annual operating results than expected;
• changes in our revenues or earnings estimates or recommendations by securities analysts;
• publication of research reports about us, the Ground Lease sector or the real estate industry;
• increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and would result in increased interest expense on our debt;
• actual or anticipated changes in our and our tenants' businesses or prospects;
• the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
• conflicts of interest with iStar, including our Manager, and other investors;
• the termination of our Manager or additions and departures of key personnel of our Manager;
• increased competition in the Ground Lease business in our markets;
• strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
• the passage of legislation or other regulatory developments that adversely affect us or our industry;
• adverse speculation in the press or investment community;
• actions by institutional stockholders;
• the concentration of our equity ownership by iStar and other investors and their influence over us;
• equity issuances by us (including the issuances of Operating Partnership units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
• actual, potential or perceived accounting problems;
• changes in accounting principles;
• failure to qualify as a REIT;
• failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
• terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and
• general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.
No assurance can be given that the market price of our common stock will not fluctuate or decline significantly in the future or that holders of shares of our common stock will be able to sell their shares when desired on favorable terms, or at all. From time to time in the past, securities class action litigation has been instituted against companies following periods of extreme volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.
Cash available for distribution may not be sufficient to make distributions to our stockholders at expected levels, or at all.
We intend to make distributions to holders of shares of our common stock and holders of Operating Partnership units. We intend to maintain our current distribution rate unless our actual or anticipated results of operations, cash flows or financial position, economic or market conditions or other factors differ materially from our current estimates. However, any future distributions will be made at the discretion of our board of directors and will depend on a number of factors, including our actual or anticipated results of operations, cash flows and financial position, our qualification as a REIT, prohibitions and other restrictions in our financing agreements, economic and market conditions, applicable law, and other factors as our board of directors may deem relevant from time to time. Our 2017 Revolver will restrict our ability to pay distributions to our stockholders. In 2018, we will be permitted to make annual distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or borrow funds or issue equity for such distribution, or eliminate or otherwise reduce the amount of such distribution. We currently expect that our operating cash flow will cover our distribution for the foreseeable future. We currently have no intention to make distributions using shares of our common stock. We cannot assure you that our estimated distributions will be achieved or sustained. Accordingly, any distributions we make in the future could differ materially from our current expectations.
The market price of our common stock could be adversely affected by our level of cash distributions.
We believe the market price of the equity securities of a REIT is based primarily upon the market's perception of the REIT's growth potential, its current and potential future cash distributions, whether from operations, sales or refinancing, and its management and governance structure, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. If we fail to meet the market's expectations with regard to future operating results and cash distributions, the market price of our common stock could be adversely affected.
Increases in market interest rates may result in a decline in the market price of our common stock.
One of the factors that will influence the market price of our common stock will be the distribution yield on the common stock (as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.
The number of shares and Operating Partnership units available for future sale could adversely affect the market price of our common stock.
We cannot predict whether future issuances of shares of our common stock or Operating Partnership units or the availability of shares for resale in the open market will decrease the market price of our common stock. We will pay management fees under our management agreement beginning in July 2018 in shares of our common stock valued at the greater of (i) the volume weighted average market price of our common stock during the quarter for which the fee is being calculated and (ii) the initial public offering price of $20.00 per share of our common stock. Although our Manager will be restricted from selling such shares for two years from the date such shares are issued, these restrictions will terminate upon termination of the management agreement, and the restrictions will not apply to distributions of shares to iStar in contemplation of a further distribution of such shares to iStar's stockholders. Under the terms of registration rights agreements, iStar and two institutional investors received rights to have shares of our common stock issued or to be issued to iStar and two institutional investors, as applicable, in the Formation Transactions, in the concurrent iStar placement and under the management agreement and our stockholder's agreements with each of the two institutional investors registered for resale under the Securities Act. We may also issue shares of common stock or Operating Partnership units in connection with future property, portfolio or business acquisitions. Issuances or resales of substantial amounts of shares of our common stock (including shares of our common stock issued pursuant to our management agreement or our equity incentive plan) or Operating Partnership units, or upon exchange of Operating Partnership units, or the perception that such issuances or resales might occur could adversely affect the market price of our common stock. This potential adverse effect may be increased by the large number of shares of our common stock that are or will be owned by iStar and two institutional investors to the extent that any of them resells, or there is a perception that any of them may resell, a significant portion of its holdings. In addition, future issuances of shares of our common stock may be dilutive to holders of shares of our common stock.
Future issuances of debt securities, which would rank senior to shares of our common stock upon our liquidation, and future issuances of equity securities (including preferred stock and Operating Partnership units), which would dilute the holdings of our then-existing common stockholders and may be senior to shares of our common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and shares of our preferred stock will receive a distribution of our available assets before holders of shares of our common stock. We are not required to offer any debt or equity securities to existing stockholders on a preemptive basis. Therefore, shares of our common stock that we issue in the future, directly or through convertible or exchangeable securities (including Operating Partnership units), warrants or options, will dilute the holdings of our then-existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and dilute their ownership in us.
A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder's investment in shares of our common stock.
A portion of our distributions to our stockholders may be treated as a return of capital for U.S. federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for U.S. federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder's adjusted tax basis in the holder's shares, and to the extent that it exceeds the holder's adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.
The historical combined financial statements of our predecessor may not be representative of our financial statements as an independent public company.
The historical combined financial statements of our predecessor do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent public company during the periods presented. Furthermore, this financial information is not necessarily indicative of what our results of operations, financial position or cash flows will be in the future.
Tax Risks Related to Ownership of Our Shares
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
We believe we have been organized and operated and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through entities treated as partnerships for U.S. federal income tax purposes. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. In connection with such requirements, for so long as iStar or SFTY Venture LLC, an affiliate of GIC (Realty) Private Limited ("GICRE"), either individually or together in the aggregate, holds 10% or more of the shares of our common stock, we will be deemed to own any tenant in which, iStar, GICRE or iStar and GICRE together own, at any time during a taxable year, a 10% or greater interest, applying certain constructive ownership rules, which could cause us to receive rental income from a related party tenant. We have put in place, together with iStar and GICRE, procedures to diligence whether we will directly or indirectly receive rental income of a related party tenant, including as a result of our constructive ownership of a tenant due to ownership of such tenant by iStar and/or GICRE, and, in the event we receive rental income from a tenant in which GICRE owns a greater than 10% interest that could reasonably cause us to fail to qualify as a REIT, iStar has agreed to purchase our common shares from GICRE in an amount necessary to reduce GICRE's ownership interest in us below 10% on one occasion. However, due to the broad nature of the attribution rules of the Code, we cannot be certain that in all cases we will be able to timely determine whether we are receiving related party rental income in an amount that would cause us to fail the REIT gross income tests. To the extent we fail to satisfy a REIT gross income test as a result of receiving related party tenant income we could fail to qualify as a REIT or be subject to a penalty tax which could be significant in amount. See—"Certain U.S. Federal Income Tax Considerations—Requirements for Qualification—General—Failure to Satisfy the Gross Income Tests." Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can directly provide to our tenants in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax for our taxable year ended December 31, 2017, on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we are treated as a "successor" of iStar (within the meaning of Treasury Regulations Section 1.856-8(c)(2)) and iStar's REIT status were terminated or revoked, we would be prohibited from electing to be taxed as a REIT until the fifth calendar year following the year in which iStar Inc.'s qualification was lost.
Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans, certain kinds of mortgage-backed securities and certain securities issued by other REITs. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as TRSs and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and, the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
To meet these tests, we may be required to take or forego taking actions that we otherwise would consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and cash available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our investment performance.
The REIT distribution requirements could require us to borrow funds, issue equity or sell assets during unfavorable market conditions or subject us to tax, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our stockholders.
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax.
Our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. Also, certain Ground Lease transactions we enter into may be determined to have a financing component, which may result in a timing difference between the receipt of cash and the recognition of income for U.S. federal income tax purposes. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, issue equity or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax in that year.
For taxable years beginning after December 31, 2017, we will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements (the rule will apply to debt instruments issued with original issue discount for tax years beginning after December 31, 2018). This rule could in certain circumstances increase our “phantom income,” which may require us to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
To the extent we need to rely on third-party sources to fund our capital needs, we may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur or any additional equity we issue may dilute our then-existing common stockholders will increase our leverage. Our access to third-party sources of capital depends, in part, on:
• general market conditions;
• the market's perception of our growth potential;
• our current debt levels;
• our current and expected future earnings;
• our cash flow and cash distributions; and
• the market price of our common stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire, expand or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our stockholders necessary to qualify or maintain our qualification as a REIT.
If our Operating Partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.
Our Operating Partnership is currently treated as an entity disregarded from its owner for U.S. federal income tax purposes. If additional partners are admitted to our Operating Partnership, we intend for our Operating Partnership to be treated as a partnership for U.S. federal income tax purposes. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT and our Operating Partnership would become subject to U.S. federal, state and local income tax. The payment by our Operating Partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.
Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, any TRSs we own will be subject to U.S. federal, state and local corporate income taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable C corporations, including TRSs. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
Any TRSs of ours will be subject to special rules that may result in increased taxes.
We may conduct certain activities or invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to hotel and health care properties, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.
No more than 20% (25% for taxable years beginning after July 30, 2008 and before December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS.

In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act ("TCJA"), the maximum U.S. federal income tax rate applied to ordinary income of non-corporate taxpayers will be reduced to 37%, and non-corporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%) in effect for taxable years beginning after December 31, 2017 could cause non-corporate investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of the REIT shares, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. See "Certain U.S. Federal Income Tax Considerations—Requirements for Qualification—General—Gross Income Tests" and "—Hedging Transactions." As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences on our total return to our stockholders.
Our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
Legislative or regulatory tax changes related to REITs could materially and adversely affect us.
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.
The Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation.

Certain key provisions of the TCJA that could impact us and our stockholders, beginning in 2018, include the following changes:

•
temporarily reduced individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through taxable years ending in 2025);

•	the maximum corporate U.S Federal income tax rate was reduced from 35% to 21%;

•
permits non-corporate taxpayers a deduction for certain pass-through business income, including dividends received by our stockholders that we do not designate as capital gain dividends or qualified dividend income, which allows individuals, trusts, and estates to generally deduct up to 20% of such amounts, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025);

•
reduces the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limits our deduction for net operating losses that we incur after January 1, 2018 to 80% of our taxable income (prior to the application of the dividends paid deduction) and eliminates our ability to carryback such net operating losses;

•
limits the deduction of net interest expense for all businesses, other than for certain electing businesses, including electing real estate businesses (which could adversely affect us and any TRSs we may have);

•	eliminates the corporate alternative minimum tax; and

•
accelerates our accrual of certain items of income for U.S. federal income tax purposes to the extent that we would otherwise recognize such items of income later than we would report such items on our financial statements.

Prospective investors are urged to consult with their tax advisors regarding the potential effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
Your investment has various tax risks.
Although provisions of the Code generally relevant to an investment in shares of our common stock are described in "Certain U.S. Federal Income Tax Considerations," you should consult your tax advisor concerning the effects of U.S. federal, state, local and foreign tax laws to you with regard to an investment in shares of our common stock.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. Our telephone number is (212) 930-9400. Our website address is www.safetyincomegrowth.com. The information on, or otherwise accessible through, our website does not constitute a part of this prospectus.
See "Item 1. Business—Portfolio Overview" for a discussion of properties held by us for investment purposes and Item 8—"Financial Statements and Supplemental Data—Schedule III," for a detailed listing of such properties.
Item 3.    Legal Proceedings
We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Equity and Related Share Matters
Our common stock trades on the NYSE under the symbol "SAFE." The high and low sales prices per share and dividends declared per share of common stock are set forth below for the periods indicated.

	2017
Quarter Ended	High	Low	Dividend
December 31	$19.02	$17.27	$0.15
September 30	$20.00	$18.02	0.15
June 30	$19.45	$18.32	0.0066
March 31(1)	N/A	N/A
_______________________________________________________________________________

(1)	We completed our initial public offering on June 27, 2017. As such, per share information for the periods prior to June 27, 2017 is not available.

On February 15, 2018, the closing sale price of the common stock as reported by the NYSE was $16.89. Computershare is the transfer agent and registrar for our common stock. We had 8 holders of record of common stock as of February 15, 2018. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Dividends

We expect to make quarterly cash distributions to our stockholders sufficient to meet REIT qualification requirements. In order to maintain our qualification as a REIT, we intend to pay dividends to our shareholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gains. During the year ended December 31, 2017, we declared and paid dividends of $5.6 million and $2.8 million, respectively.
Distributions to shareholders will generally be taxable as ordinary income, although all or a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. We annually furnish to each of our shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. All dividends paid in 2017 qualified as a return of capital for tax reporting purposes.
Unregistered Sales of Equity Securities
We did not sell any securities during the fiscal year ended December 31, 2017 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2017.
Disclosure of Equity Compensation Plan Information

In connection with our initial public offering, we adopted a 2017 equity incentive plan (the "2017 Plan") to provide equity incentive opportunities to members of our Manager’s management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel. Our equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards up to an aggregate of 907,500 (representing 5% of the issued and outstanding shares of our common stock as of the closing of our initial public offering).

On June 27, 2017, our directors who are not officers or employees of our Manager or iStar were granted a total of 40,000 shares in our common stock with an aggregate grant date fair value of $0.8 million.

The following table presents certain information about our equity compensation plan as of December 31, 2017:

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity incentive plans approved by shareholders(1)	—	—	867,500
Equity incentive plans not approved by shareholders	—	—	—
_______________________________________________________________________________

(1)	Composed of the 2017 Plan.

Item 6.    Selected Financial Data
The following table sets forth our selected financial data on a consolidated and combined historical basis. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of our acquisition of the Initial Portfolio from iStar, the selected financial data subsequent to April 14, 2017 is presented on a new basis of accounting pursuant to ASC 805 (refer to Note 4).

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	(In thousands, except per share data)
OPERATING DATA:	The Company	Predecessor
Ground and other lease income	$16,952	$5,916	$21,664	$18,558
Total revenues	17,210	6,024	21,743	18,565
Total costs and expenses	20,879	4,686	15,128	12,848
Net income (loss)	(3,669)	1,846	6,615	5,717
Per common share data:
Net income (loss):
Basic and diluted	$(0.25)	N/A	N/A	N/A
Dividends declared per common share	$0.3066	N/A	N/A	N/A

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	(In thousands, except per share data)
SUPPLEMENTAL DATA:	The Company	Predecessor
FFO(1)	$2,737	$2,239	$9,757	$8,857
AFFO(1)	4,057	1,352	7,161	7,327
EBITDA(1)	10,222	5,179	17,999	16,086
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for a definition of this metric and a reconciliation to the most directly comparable GAAP number and a statement of why our management believes the presentation of the metric provides useful information to investors.

	As of December 31,
	2017	2016	2015
	(In thousands)
BALANCE SHEET DATA:	The Company	Predecessor
Real estate, net	$408,892	$104,478	$103,680
Real estate-related intangible assets, net	138,725	32,680	33,109
Total assets	728,513	155,667	144,256
Debt obligations, net	307,074	—	—
Total liabilities	372,578	1,576	227
Total equity	355,935	154,091	144,029
Total liabilities and equity	728,513	155,667	144,256

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. Certain prior year amounts have been reclassified in the Company's consolidated financial statements and the related notes to conform to the current period presentation.
Introduction
We believe that we are the first and only publicly-traded company focused primarily on ground leases. Ground leases generally represent the ownership of land underlying commercial real estate properties, which are leased on a long term basis (often 30 to 99 years) by the land owner (landlord) to a tenant that owns and operates the building on top of the land ("Ground Lease"). The property is generally leased on a triple net basis with the tenant responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default, the land, building and all improvements revert back to the landlord. We seek to become the industry leader in Ground Leases by demonstrating their value-added characteristics to real estate investors and expanding their use throughout major metropolitan areas.
We have a diverse portfolio that is comprised of 15 properties located in major metropolitan areas, 12 of which were acquired or originated by iStar over the past 20 years. All of the properties in our portfolio are subject to long-term leases consisting of 10 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
We have chosen to focus on Ground Leases in part because they offer a unique combination of safety, income growth and the potential for capital appreciation. We believe that Ground Leases offer the opportunity to realize superior risk-adjusted total returns when compared to certain other alternative commercial real estate property investments.
Safety: We believe that a Ground Lease represents a safe position in a property's capital structure. This safety is derived from the typical structure of a Ground Lease, which we believe creates a low likelihood of a tenant default and a low likelihood of a loss by the Ground Lease landlord in the event of a tenant default. A Ground Lease landlord typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default, which provides a strong incentive for a Ground Lease tenant to make the required Ground Lease rent payments. Additionally, the value of a property subject to a Ground Lease typically exceeds the amount of the Ground Lease landlord's investment at the time it was made; therefore, even if the Ground Lease landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions.
Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a Consumer Price Index ("CPI") or a combination thereof, and may also include a participation in the gross revenues of the underlying property. We believe that this rental growth over time can mitigate the effects of inflation and compensate for anticipated increases in land values over time, as well as serving as a basis for growing our dividend.
Opportunity for Capital Appreciation: The opportunity for capital appreciation with Ground Leases comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, at the expiration or earlier termination of our Ground Leases, we typically have the right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon for no additional consideration. This reversion right creates additional potential value to our stockholders that may be realized by us at the end of the Ground Lease, either by entering into a new Ground Lease on the then current market terms, selling the land and improvements thereon or operating the property directly.
We generally target Ground Lease investments in which the initial value of the Ground Lease represents 30% to 45% of the Combined Property Value. If the initial value of a Ground Lease is equal to 35% of the Combined Property Value, the balance of 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening decline in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to level improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other property types. Accordingly, we periodically estimate the value of our Value Bank based in part on valuations of our Ground Leases. We retain an independent valuation firm to prepare (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on February 15, 2018, as of December 31, 2017, our estimated Value Bank is $989.2 million in aggregate and our estimated Value Bank per share is $54.38. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank. See also "Risk Factors - There can be no assurance that we will realize any incremental value from the Value Bank or that the market price of our common stock will reflect any value attributable thereto."
Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the United States. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We intend to draw on the extensive investment origination and sourcing platform of iStar, the parent company of our Manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.
Organization

Safety, Income & Growth Inc. ("Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI") was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to us or we refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, we (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned as of December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of our common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in us at such time), and 2,775,000 shares of our common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in us at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, we completed our initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar. The initial public offering price was $20.00 per share. iStar paid organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no reimbursement for its payment of the organization and offering costs.

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

Executive Overview

We acquire, manage and capitalize Ground Leases and report our business as a single segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease's super senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though growth in the value of the land over time and when, at the end of the life of the lease, the commercial real estate property reverts back to us, as landlord, and we are able to realize the value of the leasehold, which may be substantial. Our leases share similarities with triple net leases in that typically we are not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs.

Our Initial Portfolio was comprised of 12 properties located in major metropolitan areas that were acquired or originated by iStar over the past 20 years. All of the properties in our Initial Portfolio are subject to long-term leases consisting of seven Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

In June 2017, we acquired two additional Ground Leases. The Ground Leases were purchased from third-party sellers for an aggregate purchase price of approximately $142.0 million. Both transactions are well located urban developments, and based upon our estimate of net operating income at the properties upon stabilization, have significant coverage to the initial Ground Lease payment due under the leases, greater than 5.4x. We intend to grow our portfolio through future acquisitions and originations of Ground Leases and believe these transactions are indicative of some of the types of Ground Leases we are pursuing for acquisition and origination. We acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term. We also acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction; once completed, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term. Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a Combined Property Value of approximately $600 million. The $450 million of leasehold improvements reverts back to us as lessor at the end of the lease, which we refer to as the value bank ("Value Bank").

In August 2017, we originated a Ground Lease at 3333 LifeHope in Atlanta, GA for a purchase price of $16.0 million. The property is being converted into a class-A medical office building. The Ground Lease has a term of 99 years and initial rent of $0.9 million, subject to annual increases of 2%, and based upon the anticipated net operating income at the property upon stabilization, has coverage of more than 3.5x to the initial Ground Lease payment due under the lease. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. We have a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, our largest shareholder and Manager, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property.
In October 2017, we entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301 unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will purchase the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 construction loan to the ground lessee. The Ground Lease expires in 2116. We currently estimate that the Ground Rent Coverage at the time of stabilization will be in excess of 5.0x, assuming that construction is completed on or before November 1, 2020.

Our Portfolio

Our portfolio is comprised of 15 properties located in 10 states with 11 tenants. Our portfolio is comprised of 10 Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage. We acquired 12 of our properties prior to the completion of our initial public offering, and we acquired the remainder of our portfolio after the completion of our initial public offering.

The tables below present an overview of our portfolio as of December 31, 2017, unless otherwise indicated ($ in millions):

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure	Ground Rent Coverage(1)
Doubletree Seattle Airport(2)(3)	Seattle, WA	Hospitality	2025 / 2035	% Rent	3.2x
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Inflation Protection	6.0x	(4)
Hilton Salt Lake(2)	Salt Lake City, UT	Hospitality	2025 / 2035	% Rent	3.7x
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI	>5.4x	(5)
3333 LifeHope	Atlanta, GA	Office	2116 / 2176	Fixed	3.5x	(5)
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI	>6.0x	(5)
Doubletree Mission Valley(2)	San Diego, CA	Hospitality	2025 / 2035	% Rent	5.4x
Doubletree Durango(2)	Durango, CO	Hospitality	2025 / 2035	% Rent	3.3x
Doubletree Sonoma(2)	San Francisco, CA	Hospitality	2025 / 2035	% Rent	5.5x
Northside Forsyth Medical Center	Atlanta, GA	Office	2115 / 2175	Fixed with Inflation Protection	3.0x	(5)
Dallas Market Center - Sheraton Suites	Dallas, TX	Hospitality	2114 / 2114	Fixed	2.3x	(6)
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed	9.2x	(6)
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed	4.9x
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed	6.6x	(6)
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hospitality	2026 / 2066	% Rent	17.9x	(6)
Total / Weighted Average			49 / 67 yrs		4.7x
_______________________________________________________________________________

(1)
Ground Rent Coverage is defined as the ratio of the Underlying Property's NOI to the annualized base rental payment due us. Underlying Property NOI is defined as the trailing twelve month net operating income of the commercial real estate being operated at the property without giving effect to any rent paid or payable under our Ground Lease. Net operating income is calculated as property-level revenues less property-level operating expenses as reported to us by the tenant, or as otherwise publicly available. We rely on net operating income as reported to us by our tenants, or as otherwise publicly available, without any independent investigation by us.

(2)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

(3)
A majority of the land underlying this property is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant pays this cost directly to the third party.

(4)
For One Ally Center, calculated using Underlying Property NOI of approximately $15.4 million, calculated as the underwritten net operating income for One Ally Center as reported in the prospectus dated December 14, 2017 of the Wells Fargo Commercial Mortgage Trust 2017-C42, and adding back the ground rent payable to us.

(5)
Calculated using estimated Underlying Property NOI which, for properties under development or renovation, reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property.

(6)	Underlying Property NOI is based on trailing twelve month September 30, 2017 figures.

Great Oaks Purchase Commitment

In October 2017, we entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301 unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will purchase the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. We currently estimate that the Ground Rent Coverage at the time of stabilization will be in excess of 5.0x, assuming that construction is completed on or before November 1, 2020.

New Origination

On January 25, 2018, we acquired land for $38.5 million and simultaneously entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First (the “Property”). The Property is a 2008-vintage, 14-story, 266-unit multifamily building well-located in the Navy Yards neighborhood of Washington, D.C., just one block away from the Navy Yards metro station and a short walk to Nationals Park. The building features amenities including underground parking, a gym, a courtyard, lounge, concierge, and a landscaped roof deck with a pool and views of the Capitol Building. The Ground Lease has a term of 99 years.

Tenant Concentration

During the year ended December 31, 2017, the tenant under our Park Hotels Portfolio accounted for approximately $10.4 million, or 45%, of our total revenues, and the tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $5.3 million, or 23%, of our total revenues.

In addition, some of our tenants operate hotels at the leased properties. For the year ended December 31, 2017, 49.3% of our total revenues came from rent payments by these hotel tenants. For additional information on tenant concentrations, see "Item 1A. Risk Factors-Risks Related to Our Portfolio and Our Business-Tenant concentration may expose us to financial credit risk and hotel industry concentration exposes us to the financial risks of a downturn in the hotel industry generally, and the hotel operations at our specific properties."

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016(1)

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
					$ Change	% Change
	(in thousands)
	The Company	Predecessor		Predecessor
Revenues
Ground and other lease income	$16,952	$5,916	$22,868	$21,664	$1,204	6%
Other income	258	108	366	79	287	>100%
Total revenue	17,210	6,024	23,234	21,743	1,491	7%
Costs and expenses
Interest expense	7,485	2,432	9,917	8,242	1,675	20%
Real estate expenses(2)	1,261	210	1,471	861	610	71%
Depreciation and amortization	6,406	901	7,307	3,142	4,165	>100%
General and administrative	5,094	1,143	6,237	2,883	3,354	>100%
Other expense	633	—	633	—	633	100%
Total costs and expenses	20,879	4,686	25,565	15,128	10,437	69%
Income from sales of real estate	—	508	508	—	508	100%
Net income (loss)	$(3,669)	$1,846	$(1,823)	$6,615	$(8,438)	>(100%)
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

Ground and other lease income increased to $22.9 million during the year ended December 31, 2017 from $21.7 million for the same period in 2016. The increase in 2017 was primarily due to additional rental income earned on three Ground Leases originated in 2017, partially offset by a one-time $2.5 million decrease in 2017 percentage rent on the Park Hotels Portfolio resulting from an amendment to the master lease.

Other income for the year ended December 31, 2017 consists primarily of interest income earned on our cash balances. Other income for the year ended December 31, 2016 consists primarily of interest income earned on fundings provided to a certain investment in a Ground Lease.

During the year ended December 31, 2017, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $7.8 million and we incurred an allocation of interest expense from iStar of $2.1 million for the period prior to the 2017 Secured Financing. During the year ended December 31, 2016, interest expense of $8.2 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $1.5 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, real estate expenses consisted primarily of non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance, consulting and legal fees. During the year ended December 31, 2016, real estate expenses consisted primarily of recoverable property taxes at one of our properties. The increase in 2017 was primarily due to the non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties.
Depreciation and amortization was $7.3 million and $3.1 million during the years ended December 31, 2017 and 2016, respectively, and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets.

During the year ended December 31, 2017, general and administrative expenses include management fees (which our Manager is waiving payment of during the first year of the management agreement), stock-based compensation for equity awards granted to our directors who are not employees of our Manager or iStar, costs of operating as a public company and an allocation of expenses to us from our Manager and iStar (which our Manager is waiving during the first year of the management agreement). Although we pay no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services. During the year ended December 31, 2016, general and administrative expenses primarily includes an allocation of expenses to us from iStar. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets.

The following table presents our general and administrative expenses for the years ended December 31, 2017 and 2016 ($ in thousands):

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2017	2016
Non-cash expenses
Allocation from iStar	$—	$807	$807	$2,470
Stock-based compensation(1)	766	246	1,012	364
Management fees(2)	1,988	—	1,988	—
Expense reimbursements to the Manager(2)	639	—	639	—
Subtotal - non-cash expenses	3,393	1,053	4,446	2,834
Cash expenses
Public company and other costs	1,701	90	1,791	49
Subtotal - cash expenses	1,701	90	1,791	49
Total general and administrative expenses	$5,094	$1,143	$6,237	$2,883
______________________________________________________

(1)	For the period from January 1, 2017 to April 13, 2017 and the year ended December 31, 2016, stock-based compensation represents an allocation from iStar.

(2)	Waived through June 30, 2018.

During the year ended December 31, 2017, other expense consists primarily of non-recurring acquisition costs, unsuccessful investment pursuit costs and costs associated with entering into hedges.

During the year ended December 31, 2017, we recognized income from sales of real estate of $0.5 million resulting from the sale of a parking facility from our Park Hotels Portfolio.

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Revenues
Ground and other lease income	$21,664	$18,558	$3,106	17%
Other income	79	7	72	>100%
Total revenue	21,743	18,565	3,178	17%
Costs and expenses
Interest expense	8,242	7,229	1,013	14%
Real estate expenses	861	217	644	>100%
Depreciation and amortization	3,142	3,140	2	—%
General and administrative	2,883	2,262	621	27%
Total costs and expenses	15,128	12,848	2,280	18%
Net income	$6,615	$5,717	$898	16%

Ground and other lease income increased to $21.7 million during the year ended December 31, 2016 from $18.6 million for the same period in 2015. The increase in 2016 was primarily the result of us acquiring a property subject to a 99-year Ground Lease in March 2015 and an increase in lease income at one of our hotel properties due to a lease amendment executed on September 30, 2015.
In 2016, other income represents interest income earned on fundings provided to a certain investment in a Ground Lease and other ancillary income at a multi-family property.
Interest expense represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar's net lease business segment and multiplying that percentage by the interest expense allocated to iStar's net lease business segment. The increase during the year ended December 31, 2016 was primarily due to an increase in our allocable base of assets in 2016 from 2015.
Real estate expenses increased to $0.9 million during the year ended December 31, 2016 from $0.2 million during the same period in 2015. The increase was primarily related to an increase in recoverable property taxes at one of our properties.
Depreciation and amortization was $3.1 million during the year ended December 31, 2016 and 2015 and primarily relates to our ownership of the hotels under our master lease and our ownership of the structure at the Buckler Apartments property.
General and administrative expenses represent an allocation of expenses to us from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar's net lease and corporate business segments based on our average net assets. General and administrative expenses increased to $2.9 million for the year ended December 31, 2016 from $2.3 million for the same period in 2015, primarily due to an increase in our allocable base of assets in 2016 from 2015.
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

The following table presents a reconciliation of our historical consolidated and combined net income (loss), the most directly comparable GAAP measure, to FFO and AFFO, for the periods presented (1):

	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	(in thousands)
Funds from Operations	The Company	Predecessor
Net income (loss)	$(3,669)	$1,846	$6,615	$5,717
Add: Depreciation and amortization	6,406	901	3,142	3,140
Less: Income from sales of real estate	—	(508)	—	—
FFO	$2,737	$2,239	$9,757	$8,857

Adjusted Funds from Operations
FFO	$2,737	$2,239	$9,757	$8,857
Straight-line rental income	(4,097)	(1,271)	(4,374)	(2,902)
Amortization of real estate-related intangibles, net	1,178	118	414	332
Stock-based compensation	766	246	364	331
Acquisition costs	381	—	—	—
Non-cash management fees and expense reimbursements	2,627	—	—	—
Non-cash interest expense	465	20	1,000	709
AFFO(2)	$4,057	$1,352	$7,161	$7,327
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the period from April 14, 2017 to December 31, 2017, AFFO does not include any percentage rent from the Park Hotels Portfolio, which is recorded annually in the first quarter of each year. For the year ended December 31, 2016, we recorded $3.0 million in percentage rent from the Park Hotels Portfolio.

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

The following table presents a reconciliation of our historical consolidated and combined net income (loss), the most directly comparable GAAP measure, to EBITDA, for the periods presented (1):

	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	(in thousands)
EBITDA	The Company	Predecessor
Net income (loss)	$(3,669)	$1,846	$6,615	$5,717
Add: Interest expense	7,485	2,432	8,242	7,229
Add: Depreciation and amortization	6,406	901	3,142	3,140
EBITDA	$10,222	$5,179	$17,999	$16,086
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

As of December 31, 2017, we had unrestricted cash and unused borrowing capacity under our 2017 Revolver of $458 million. Our primary sources of cash to date have been proceeds of $205 million from our initial public offering, proceeds of $45 million from our private placement to iStar, proceeds of $113 million from our initial capitalization by iStar and two institutional investors and borrowings from our other facilities. Our primary uses of cash to date have been the $113 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below), the acquisition/origination of three Ground Leases for an aggregate purchase price of approximately $158 million and repayments on our debt facilities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash generated from our operating activities, financings and unused borrowing capacity under our 2017 Revolver.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and purchase commitments as of December 31, 2017 (refer to Note 6 and Note 7 to the consolidated and combined financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
2017 Revolver	10,000	—	—	10,000	—	—
2017 Hollywood Mortgage	71,000	—	—	—	71,000	—
Total principal maturities	308,000	—	—	10,000	298,000	—
Interest Payable()	92,662	11,110	22,250	22,068	37,234	—
Purchase Commitments(3)	33,959	—	33,959	—	—	—
Total(4)	$434,621	$11,110	$56,209	$32,068	$335,234	$—
_______________________________________________________________________________

(1)	Assumes the extended maturity date for all debt obligations.

(2)	Interest payable does not include interest that may be payable under our derivatives.

(3)	Refer to Note 4 of the consolidated and combined financial statements.

(4)
We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

2017 Secured Financing—In March 2017, we entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, we entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773% (refer to Note 3).
2017 Revolver—In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow us to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. We incurred $3.0 million of lender and third-party fees, all of which were capitalized in "Deferred expenses and other assets, net" on our consolidated balance sheet.
2017 Hollywood Mortgage—In December 2017, we entered into a $71.0 million mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without pre-payment penalty beginning in January 2021.
Debt Covenants—We are subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of our total consolidated assets. Additionally, the 2017 Revolver restricts our ability to pay distributions to our stockholders. For 2017, we were permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of our common stock. Beginning in 2018, we will be permitted to make annual distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. As of December 31, 2017, we were in compliance with all of our financial covenants.

Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

Critical Accounting Estimates
Basis of Presentation—For periods prior to April 14, 2017, the accompanying combined financial statements do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been ‘‘carved out’’ from iStar’s consolidated financial statements. For periods prior to April 14, 2017, these combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of iStar that are specifically identifiable and generated through, or associated with, an in-place lease, which have been reflected at iStar’s historical basis. For periods subsequent to April 14, 2017, the accompanying consolidated financial statements represent the consolidated financial statements of the Company. In addition, as a result of the Company’s acquisition of the Initial Portfolio from iStar, the consolidated financial statements subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification (“ASC”) 805 (refer to Note 4).
The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for Predecessor periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods.

For the periods prior to April 14, 2017, most of the entities included in the Predecessor financial statements did not have bank accounts for the periods presented, and most cash transactions for the Predecessor were transacted through bank accounts owned by iStar. For the periods prior to April 14, 2017, the combined statements of cash flows for the periods presented were prepared as if operating, investing and financing transactions for the Predecessor had been transacted through its own bank accounts. Certain prior period amounts have been reclassified in the Company’s consolidated financial statements and the related notes to conform to the current period presentation.

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life, which is generally 40 years for facilities, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation—Upon acquisition of real estate, we determine whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, we recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values. For business combinations, we recognize and measure goodwill or gain from a bargain purchase, if applicable, and expense acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized and recorded in "Real estate, net" on our combined balance sheets. If we acquire real estate and simultaneously enter into a lease of the real estate, the acquisition will be accounted for as an asset acquisition.

We account for our acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values and included in "Deferred expenses and other assets, net" on our consolidated and combined balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in "Accounts payable, accrued expenses and other liabilities" on our combined balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in our combined statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of

(or, increase to) ground and other lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. We may also engage in sale/leaseback transactions whereby we execute a net lease with the occupant simultaneously with the purchase of the asset.

Impairments—We review real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets are recorded in "Impairment of assets" in our combined statements of operations.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or, if applicable, invested in money market funds with original maturity terms of less than 90 days.

Restricted Cash—Restricted cash includes $1.7 million required to be maintained under certain of our derivative transactions.

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by us to our tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on our consolidated and combined balance sheets. We are also entitled to percentage rent pursuant to some of our leases and record percentage rent as ground and other lease income when earned. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

We estimate losses within ground and other lease income receivable and deferred ground and other lease income receivable balances as of the balance sheet date and incorporate an asset-specific reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2017 and 2016, we did not have an allowance for doubtful accounts related to real estate tenant receivables or deferred ground and other lease income.

Other income—Other income primarily includes interest income, non-recurring lease termination fees and other ancillary income. Interest income on other assets is recognized on an accrual basis using the effective interest method. We consider receivables to be non-performing and place receivables on non-accrual status at such time as: (1) the receivable becomes 90 days delinquent; (2) the receivable has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the receivable.

Earnings per share—We have one class of common stock. Earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding (refer to Note 9 for a summary of shares outstanding).

Deferred expenses and other assets—Deferred expenses include deferred financing fees associated with our 2017 Revolver (refer to Note 6), derivative assets, purchase deposits, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in our consolidated and combined statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in our consolidated and combined statements of operations. As of December 31, 2016, other assets primarily includes a receivable related to the funding provided to a certain investment in a Ground Lease. This receivable is classified as held-for-investment and is reported at its outstanding unpaid principal balance and includes accrued and paid-in-kind interest.

Deferred financing fees—Deferred financing fees associated with the 2017 Revolver (refer to Note 6) are recorded in ‘‘Deferred expenses and other assets, net’’ on our consolidated and combined balance sheets. Deferred financing fees associated with our other facilities are recorded in ‘‘Debt obligations, net’’ on our consolidated and combined balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ our consolidated and combined statements of operations.

Dispositions—Gains on the sale of real estate assets are recognized in "Income from sales of real estate" in accordance with Accounting Standards Codification 360-20, Real Estate Sales. Gains on sales of real estate are recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. We primarily use specific identification and the relative sales value method to allocate costs.

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

Income taxes—We intend to elect and qualify to be taxed as a REIT under sections 856 through 859 of the Code beginning with our taxable year ending December 31, 2017. We will be subject to U.S. federal and state income taxation at corporate rates on our net taxable income; we, however, may claim a deduction for the amount of dividends paid to our stockholders. Amounts distributed as dividends by us will be subject to taxation at the stockholder level only. While we must distribute at least 90% of our REIT taxable income (excluding net capital gains) to qualify as a REIT, we intend to distribute substantially all of our net taxable income, if any, and eliminate U.S. federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, we are allowed certain other non-cash deductions or adjustments, such as depreciation expense attributable to certain of our assets (not including land), when computing our net taxable income and distribution requirement. These deductions permit us to reduce our dividend payout requirement under federal tax laws. We intend to operate in a manner consistent with our intention to qualify as a REIT. For the periods presented, we did not have any TRS that would be subject to taxation.

Derivative instruments and hedging activity—Our use of derivative financial instruments is primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. We do not enter into derivatives for trading purposes.

We recognize derivatives as either assets or liabilities on our consolidated and combined balance sheets at fair value. Derivative assets are recorded in "Deferred expenses and other assets, net" and derivative liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on our consolidated and combined balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

Fair Values—We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated and combined balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We determine the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of us and our own assumptions about market participant assumptions. We determined the carrying values of our financial instruments including cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their the fair values of the instruments. For our debt obligations not traded in secondary markets, we determine fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. We determined that the significant inputs used to value our debt obligations, net fall within Level 3 of the fair value hierarchy. We determined the fair value of our debt obligations, net as of December 31, 2017 was approximately $308.7 million.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the consolidated and combined financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk
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

Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into hedging instruments such as interest rate swap agreements and interest rate cap agreements in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2017, we had $227 million principal amount of fixed-rate debt outstanding from the 2017 Secured Financing, $10 million principal amount of floating-rate debt outstanding from the 2017 Revolver and $71 million principal amount of floating-rate debt outstanding from the 2017 Hollywood Mortgage.

The following table quantifies the potential changes in annual net income should interest rates increase by 10, 50 or 100 basis points and decrease by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.56% as of December 31, 2017. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income
-100 Basis Points	$(549)
-50 Basis Points	(120)
-10 Basis Points	(24)
Base Interest Rate	—
+10 Basis Points	24
+ 50 Basis Points	120
+100 Basis Points	240

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	55
Financial Statements:
Consolidated and Combined Balance Sheets as of December 31, 2017 and 2016	57
Consolidated and Combined Statements of Operations for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	58
Consolidated and Combined Statements of Comprehensive Income (Loss) for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	59
Consolidated and Combined Statements of Changes in Equity for the for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	60
Consolidated and Combined Statements of Cash Flows for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	61
Notes to Consolidated and Combined Financial Statements	62
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 with reconciliations from April 14, 2017 to December 31, 2017, from January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	80

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety, Income & Growth Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safety, Income & Growth Inc. and its subsidiaries as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the period from April 14, 2017 to December 31, 2017 including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period from April 14, 2017 to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2018

We have served as the Company's auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety, Income & Growth Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of Safety, Income and Growth, Inc. (Predecessor) as of December 31, 2016, and the related combined statements of operations, comprehensive income, changes in equity and cash flows for the period from January 1, 2017 to April 13, 2017 and for each of the two years in the period ended December 31, 2016, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the period from January 1, 2017 to April 13, 2017 and for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2018

We have served as the Company's auditor since 2016.

Safety, Income & Growth Inc.
Consolidated and Combined Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2017	2016
ASSETS	The Company	Predecessor
Real estate
Real estate, at cost	$413,145	$165,699
Less: accumulated depreciation	(4,253)	(61,221)
Total real estate, net	408,892	104,478
Real estate-related intangible assets, net (refer to Note 4)	138,725	32,680
Total real estate, net and real estate-related intangible assets, net	547,617	137,158
Cash and cash equivalents	168,214	—
Restricted cash	1,656	—
Ground and other lease income receivable, net	—	3,482
Deferred ground and other lease income receivable, net	4,097	8,423
Deferred expenses and other assets, net	6,929	6,604
Total assets	$728,513	$155,667
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,545	$1,576
Real estate-related intangible liabilities, net	57,959	—
Debt obligations, net	307,074	—
Total liabilities	372,578	1,576
Commitments and contingencies (refer to Note 7)	—	—
Equity:
Safety, Income & Growth Inc. Predecessor Equity		154,091
Safety, Income & Growth Inc. Shareholders' Equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,190 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	182	—
Additional paid-in capital	364,919	—
Retained earnings (deficit)	(9,246)	—
Accumulated other comprehensive income (loss)	80	—
Total equity	355,935	154,091
Total liabilities and equity	$728,513	$155,667

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Operations
(In thousands, except per share data)

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
Revenues:	The Company	Predecessor
Ground and other lease income	$16,952	$5,916	$21,664	$18,558
Other income	258	108	79	7
Total revenues	17,210	6,024	21,743	18,565
Costs and expenses:
Interest expense	7,485	2,432	8,242	7,229
Real estate expense(2)	1,261	210	861	217
Depreciation and amortization	6,406	901	3,142	3,140
General and administrative	5,094	1,143	2,883	2,262
Other expense	633	—	—	—
Total costs and expenses	20,879	4,686	15,128	12,848
Income (loss) from operations	(3,669)	1,338	6,615	5,717
Income from sales of real estate	—	508	—	—
Net income (loss)	(3,669)	1,846	6,615	5,717
Net income attributable to noncontrolling interest	—	—	—	(368)
Net income (loss) attributable to Safety, Income & Growth Inc.	$(3,669)	$1,846	$6,615	$5,349

Per common share data:
Net income (loss)
Basic and diluted	$(0.25)	N/A	N/A	N/A
Weighted average number of common shares:
Basic and diluted	14,648	N/A	N/A	N/A
_______________________________________________________________________________
(1)The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the period from January 1, 2017 to April 13, 3017 and April 14, 2017 to December 31, 2017, real estate expense includes reimbursable property taxes of $0.2 million at one of the Company's properties. For the period from April 14, 2017 to December 31, 2017, real estate expense includes non-cash rent expense of $0.7 million related to the amortization of a below market lease asset at one of the Company's hotel properties.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Comprehensive Income
(In thousands)

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	The Company	Predecessor
Net income (loss)	$(3,669)	$1,846	$6,615	$5,717
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	110	—	—	—
Unrealized gains/(losses) on derivatives	(30)	415	—	—
Other comprehensive income (loss)	80	415	—	—
Comprehensive income (loss)	(3,589)	2,261	6,615	5,717
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(368)
Comprehensive income (loss) attributable to Safety, Income & Growth Inc.	$(3,589)	$2,261	$6,615	$5,349
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

iStar Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015 and 2014
(In thousands)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Predecessor
Balance as of December 31, 2014	$105,124	$—	$—	$—	$—	$—	$105,124
Net income	5,349	—	—	—	—	368	5,717
Net transactions with iStar Inc.	36,315	—	—	—	—	—	36,315
Contribution from noncontrolling interest	—	—	—	—	—	3,819	3,819
Distributions to noncontrolling interest	—	—	—	—	—	(594)	(594)
Acquisition of noncontrolling interest	(2,759)	—	—	—	—	(3,593)	(6,352)
Balance as of December 31, 2015	$144,029	$—	$—	$—	$—	$—	$144,029
Net income	6,615	—	—	—	—	—	6,615
Net transactions with iStar Inc.	3,447	—	—	—	—	—	3,447
Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—	$154,091
Net income	1,846	—	—	—	—	—	1,846
Unrealized gain on cash flow hedge	415	—	—	—	—	—	415
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—	(220,813)
Balance as of April 13, 2017	$(64,461)	$—	$—	$—	$—	$—	$(64,461)

The Company
Net income (loss)	$—	$—	$—	$(3,669)	$—	$—	$(3,669)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	—	250,000
Contributions from iStar	—	—	21,567	—	—	—	21,567
Offering costs	—	—	(20,232)	—	—	—	(20,232)
Issuance of common stock to directors	—	—	766	—	—	—	766
Dividends declared	—	—	—	(5,577)	—	—	(5,577)
Change in accumulated other comprehensive income (loss)	—	—	—	—	80	—	80
Balance as of December 31, 2017	$—	$182	$364,919	$(9,246)	$80	$—	$355,935
_______________________________________________________________________________
(1)The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.
The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	The Company	Predecessor
Cash flows from operating activities:
Net income (loss)	$(3,669)	$1,846	$6,615	$5,717
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	6,406	901	3,142	3,140
Non-cash expense for stock-based compensation	766	—	—	—
Deferred ground and other lease income	(4,097)	(1,271)	(4,374)	(2,902)
Income from sales of real estate	—	(508)	—	—
Amortization of real estate-related intangibles, net	1,178	118	414	332
Amortization of premium and deferred financing costs on debt obligations, net	465	—	—	—
Management fees and non-cash expense reimbursements to the Manager	2,627	—	—	—
Other operating activities	15	24	—	—
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	1,394	2,088	(858)	(588)
Changes in deferred expenses and other assets, net	151	(576)	(39)	(430)
Changes in accounts payable, accrued expenses and other liabilities	852	(13)	580	(244)
Cash flows provided by operating activities	6,088	2,609	5,480	5,025
Cash flows from investing activities:
Acquisitions of real estate	(270,734)	—	(3,915)	—
Proceeds from sales of real estate	—	508	—	—
Changes in restricted cash held in connection with investing activities	(1,657)	—	—	—
Other investing activities	(2,442)	(1,042)	(4,057)	—
Cash flows used in investing activities	(274,833)	(534)	(7,972)	—
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(220,813)	3,447	1,943
Distributions to noncontrolling interest	—	—	—	(594)
Contributions from noncontrolling interest	—	—	—	(6,352)
Contribution from iStar Inc.	14,350	—	—	—
Proceeds from issuance of common stock	363,000	—	—	—
Proceeds from debt obligations	176,000	227,000	—	—
Repayments of debt obligations	(95,000)	—	—	—
Payments for deferred financing costs	(4,170)	(7,217)	—	—
Payment of offering costs	(14,372)	(779)	(977)	—
Dividends paid to common shareholders	(2,849)	—	—	—
Cash flows provided by (used in) financing activities	436,959	(1,809)	2,470	(5,003)
Changes in cash and cash equivalents	168,214	266	(22)	22
Cash and cash equivalents at beginning of period	—	—	22	—
Cash and cash equivalents at end of period	$168,214	$266	$—	$22
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,528	$168	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Assumption of debt obligations	$227,415	$—	$—	$—
Contribution from iStar Inc.	7,217	—	—	—
Dividends declared to common shareholders	2,728	—	—	—
Accrued offering costs	1,347	—	769	—
Accrued finance costs	128	21	—	—
Contribution from noncontrolling interest	—	—	—	3,819
Net transactions with iStar Inc.	—	—	—	34,372
_______________________________________________________________________________
(1)The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.
The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements

Note 1—Business and Organization

Business—Safety, Income & Growth Inc. (the "Company") operates its business through one segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder ("Ground Leases"). The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. Ground Leases are similar to ‘‘triple net’’ leases in that the tenant is responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is typically responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 years to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

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

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement (refer to Note 11). The Company has no employees, as the Manager provides all services to it. The Company intends to draw on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—Safety, Income & Growth Inc. is a Maryland corporation. The Company closed its initial public offering in June 2017 and its common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company's predecessor ("Original Safety" or the "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned by the Company as of December 31, 2016, (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017, (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 51% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million (representing a 49% ownership interest in the Company at such time), and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar, its largest shareholder. The price per share paid in the initial public offering and the private placement was $20.00. iStar incurred a total of $18.9 million of organization and offering costs in connection with these transactions, including commissions payable to the underwriters and other offering expenses. iStar received no reimbursement for its payment of the organization and offering costs. The payment of such costs were treated as capital contributions from iStar with an offsetting cost of capital in the Company's consolidated statements of changes in equity.

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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

the Company with certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.
Note 2—Basis of Presentation and Principles of Consolidation and Combination
Basis of Presentation—For periods prior to April 14, 2017, the accompanying combined financial statements do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been ‘‘carved out’’ from iStar’s consolidated financial statements. For periods prior to April 14, 2017, these combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of iStar that are specifically identifiable and generated through, or associated with, an in-place lease, which have been reflected at iStar’s historical basis. For periods subsequent to April 14, 2017, the accompanying consolidated financial statements represent the consolidated financial statements of the Company. In addition, as a result of the Company's acquisition of the Initial Portfolio from iStar, the consolidated financial statements subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805 (refer to Note 4).
The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for Predecessor periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods.

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

Principles of Consolidation and Combination—For the periods prior to April 14, 2017, the combined financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows attributed to the Predecessor. For the periods subsequent to April 14, 2017, the consolidated financial statements include the accounts and operations of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 3—Summary of Significant Accounting Policies

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life, which is generally 40 years for facilities, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation—Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized and recorded in "Real estate, net" on the Company's combined balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values and included in "Real estate-related intangible assets, net" on the Company's consolidated and combined balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in "Real estate-related intangible liabilities, net" on the Company's consolidated and combined balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in "Depreciation and amortization" in the Company's consolidated and combined statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or, increase to) ground and other lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real state estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset.

Impairments—The Company reviews real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets are recorded in "Impairment of assets" in the Company's combined statements of operations. The Company did not record any impairments for the periods presented.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Restricted Cash—Restricted cash includes $1.7 million required to be maintained under certain of the Company's derivative transactions.

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by the Company to its tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on the Company's consolidated and combined balance sheets. The Company is also entitled to percentage rent pursuant to some of its leases and records percentage rent as ground and other lease income when earned. During the periods from January 1, 2017 to April 13, 2017 and April 14, 2017 to December 31, 2017, the Company recorded $0.6 million and $0.1 million, respectively, of percentage rent. During the years ended December 31, 2016 and 2015, the Company recorded $3.2 million and $2.9 million, respectively, of percentage rent. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

The Company estimates losses within ground and other lease income receivable and deferred ground and other lease income receivable balances as of the balance sheet date and incorporates an asset-specific reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2017 and 2016, we did not have an allowance for doubtful accounts related to real estate tenant receivables or deferred ground and other lease income.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Other income—Other income primarily includes interest income, non-recurring lease termination fees and other ancillary income. Interest income on other assets is recognized on an accrual basis using the effective interest method. The Company considers receivables to be non-performing and places receivables on non-accrual status at such time as: (1) the receivable becomes 90 days delinquent; (2) the receivable has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the receivable.

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (refer to Note 9 for a summary of shares outstanding).

Deferred expenses and other assets—Deferred expenses include deferred financing fees associated with the 2017 Revolver (refer to Note 6), derivative assets, purchase deposits, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated and combined statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company's consolidated and combined statements of operations. As of December 31, 2016, other assets primarily includes a receivable related to the funding provided to a certain investment in a Ground Lease. This receivable is classified as held-for-investment and is reported at its outstanding unpaid principal balance and includes accrued and paid-in-kind interest.

Deferred financing fees—Deferred financing fees associated with the 2017 Revolver (refer to Note 6) are recorded in ‘‘Deferred expenses and other assets, net’’ on the Company’s consolidated and combined balance sheets. Deferred financing fees associated with the Company's other facilities are recorded in ‘‘Debt obligations, net’’ on the Company's consolidated and combined balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated and combined statements of operations.

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

Income taxes—The Company operates its business in a manner consistent with its intention to qualify as a REIT. As such, the consolidated and combined financial statements of the Company have been prepared as if the Company qualified as a REIT for the periods presented. The Company intends to qualify as and elect to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ending December 31, 2017. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. For the periods presented, the Company did not have any taxable REIT subsidiaries that would be subject to taxation.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives as either assets or liabilities on the Company's consolidated and combined balance sheets at fair value. Derivative assets are recorded in "Deferred expenses and other assets, net" and derivative liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated and combined balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company's derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is reported in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in the Company's consolidated statements of operations. For the Company's derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Other expense" in the Company's consolidated statements of operations.

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheet as of December 31, 2017 ($ in thousands)(1):

Derivative Type	Maturity	Notional Amount	Fair Value(2)	Balance Sheet Location

Assets
Interest rate swap	October 2020	$95,000	$798	Deferred expenses and other assets, net
Interest rate swap	October 2020	10,000	128	Deferred expenses and other assets, net
Interest rate swap	October 2030	10,000	98	Deferred expenses and other assets, net
Interest rate cap(3)	January 2021	71,000	18	Deferred expenses and other assets, net
Total			$1,042

Liabilities
Interest rate swap	October 2030	95,000	$619	Accounts payable, accrued expenses and other liabilities
Interest rate swap	October 2030	22,000	285	Accounts payable, accrued expenses and other liabilities
Total			$904
____________________________________________________________________________

(1)	For the period from April 14, 2017 to December 31, 2017, the Company recognized $0.1 million in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2. Over the next 12 months, the Company expects that $0.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" into interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features-The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company reports derivative instruments on a gross basis in the consolidated financial statements. In connection with its interest rate swap derivatives which were in a liability position as of December 31, 2017, the Company posted collateral of $1.7 million which is included in "Restricted cash" on the Company's consolidated balance sheets. The Company's net exposure under these contracts was zero as of December 31, 2017.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the period from April 14, 2017 to December 31, 2017 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Ineffective Portion)
Interest rate swaps	Interest expense / Other expense(1)	$30	$110	$22
____________________________________________________________________________

(1)	The effective portion recognized in earnings was recorded in interest expense and the ineffective portion recognized in earnings was recorded in other expense.

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
Interest rate cap	Other Expense	$(5)
In February 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing (refer to Note 6). As a result of the settlement, the Company recorded a $0.4 million unrealized gain in other comprehensive income, which was recorded in "Safety, Income & Growth Inc. Predecessor equity" on the Company’s consolidated and combined balance sheets. In connection with the Company's acquisition of the Initial Portfolio, the 2017 Secured Financing was recorded at fair value and the resulting premium will be recorded as a reduction to interest expense over the term of the 2017 Secured Financing.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated and combined balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its financial instruments including cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. For the Company's debt obligations not traded in secondary markets, the Company determines fair value primarily by using market rates currently available for debt obligations with similar terms and remaining maturities. The Company determined that the significant inputs used to value its debt obligations, net fall within Level 3 of the fair value hierarchy. The Company determined the fair value of its debt obligations, net as of December 31, 2017 was approximately $308.7 million.

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

Other—The Company is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has elected to utilize the exemption for auditor attestation requirements.
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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

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
New Accounting Pronouncements—In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe adoption of the new standard will have a material impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. ASU 2017-05 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. The Company will adopt ASU 2017-05 using the modified retrospective approach and the adoption on January 1, 2018 will have no impact to the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations as a result of the new guidance. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Except as described above, management does not believe adoption of the new standard will have a material impact on the Company's consolidated financial statements.
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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’) which was issued to provide financial statement users with more decision useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (‘‘ASU 2016-02’’), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis and (iii) classify all cash payments within operating activities in its statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in the lessor derecognizing the underlying asset from its books and recording a profit or loss on the sale and a net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements and currently expects that future Ground Lease transactions will qualify as sales-type leases. This qualification will result in the Company recording a net investment in the lease asset and interest income on the net investment in the lease.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (‘'ASU 2014-09’') which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted beginning January 1, 2017. The Company will adopt ASU 2014-09 using the modified retrospective approach and the adoption on January 1, 2018 will have no impact to the Company's consolidated financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands)(1):

	As of
	December 31, 2017	December 31, 2016
Land and land improvements, at cost	$220,749	$41,160
Buildings and improvements, at cost	192,396	124,539
Less: accumulated depreciation	(4,253)	(61,221)
Total real estate, net	$408,892	$104,478
Real estate-related intangible assets, net	138,725	32,680
Total real estate, net and real estate-related intangible assets, net	$547,617	$137,158
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed at their acquisition date fair values. In February 2017, the Company sold a parking facility from its Park Hotels Portfolio for $0.5 million that had been previously impaired and had a carrying value of zero.

Real estate-related intangible assets, net consist of the following items ($ in thousands)(1):

	As of
	December 31, 2017	December 31, 2016
Above-market lease assets, net(2)	$77,197	$—
In-place lease assets, net(3)	35,744	—
Below-market lease asset, net(4)	25,784	—
Lease incentives, net(5)	—	32,545
Other intangible assets, net	—	135
Real estate-related intangible assets, net	$138,725	$32,680
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

(2)
Above-market lease assets are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $0.9 million as of December 31, 2017. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.9 million for the period from April 14, 2017 to December 31, 2017. Above-market lease assets are amortized over the non-cancelable term of the leases.

(3)
In-place lease assets are recognized during business combinations and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $2.2 million as of December 31, 2017. The amortization expense for in-place leases was $2.2 million for the period from April 14, 2017 to December 31, 2017. This amount is included in "Depreciation and amortization" in the Company's consolidated statements of operations. In-place lease assets are amortized over the non-cancelable term of the leases.

(4)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $0.7 million as of December 31, 2017. The amortization expense for the Company's below-market lease asset was $0.7 million for the period from April 14, 2017 to December 31, 2017. This amount is included in "Real estate expense" in the Company's consolidated statements of operations. The below-market lease asset is amortized over the non-cancelable term of the lease.

(5)
Accumulated amortization on lease incentives was $2.1 million as of December 31, 2016. The amortization of lease incentives decreased "Ground and other lease income" in the Company's combined statements of operations by $0.1 million for the period from January 1, 2017 to April 13, 2017 and $0.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. Lease incentive assets are amortized over the non-cancelable term of the leases.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands) (1):

Year	Amount
2018	5,376
2019	5,376
2020	5,376
2021	5,376
2022	5,376
_______________________________________________________________________________

(1)	As of December 31, 2017, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 60 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands)(1):

	As of
	December 31, 2017	December 31, 2016
Below-market lease liabilities(2)	$57,959	$—
Real estate-related intangible liabilities, net	$57,959	$—
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

(2)
Below-market lease liabilities are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.4 million as of December 31, 2017. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.4 million for the period from April 14, 2017 to December 31, 2017.

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

The Company also acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term.
The Company also acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction; once completed, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

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
_______________________________________________________________________________

(1)
Intangible assets primarily includes above market and in-place lease assets related to the acquisition of real estate assets. The amortization of above market lease assets is recorded as a reduction to "Ground and other lease income" in the Company's consolidated and combined statements of operations and are amortized over the term of the leases. The amortization expense for in-place leases is recorded in "Depreciation and amortization" in the Company's consolidated statements of operations. In addition, intangible assets from the acquisition of the Initial Portfolio includes a below market lease asset on a property that is majority-owned by a third party that is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. The amortization of the below market lease asset is recorded to "Real estate expense" in the Company's consolidated statements of operations.

(2)
Intangible liabilities includes below market lease liabilities related to the acquisition of real estate assets. The amortization of below market lease liabilities is recorded as an increase to "Ground and other lease income" in the Company's consolidated statements of operations.

(3)	The Company paid $340.0 million in total consideration to iStar for the Initial Portfolio, including the proceeds from the 2017 Secured Financing.

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the years ended December 31, 2017 and 2016, as if the acquisition of the Initial Portfolio, 6200 Hollywood Boulevard and 6201 Hollywood Boulevard were completed on January 1, 2016 ($ in thousands):

	For the Years Ended December 31,
	2017	2016
Pro forma revenues	$25,828	$27,422
Pro forma net income (loss) (1)	(803)	5,484
_______________________________________________________________________________

(1)
The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable. The acquisition of the Initial Portfolio is included in EPS for the period from April 14, 2017 to December 31, 2017. The acquisitions of 6200 Hollywood Boulevard and 6201 Hollywood Boulevard would have increased EPS by $0.07 if the acquisitions had occurred on April 14, 2017.

From the date of acquisition through December 31, 2017, $16.1 million in total revenues and $8.5 million in net property-level income associated with the Initial Portfolio, 6200 Hollywood Boulevard and 6201 Hollywood Boulevard were included in the Company’s consolidated statements of operations. The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2016, nor do they purport to represent the Company’s results of operations for future periods.

On August 31, 2017, the Company closed on a Ground Lease at 3333 LifeHope in Atlanta, GA for a purchase price of $16.0 million and accounted for the acquisition as an asset acquisition recording $6.3 million in "Real estate, net" and $9.7 million

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

in "Real estate-related intangible assets, net" on the Company's consolidated balance sheet. The property is being converted into a class-A medical office building. The Ground Lease has a term of 99 years and initial rent of $0.9 million, subject to annual increases of 2%. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, the Company's largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property. In accordance with the Company's policy with respect to transactions in which iStar is also a participant, the Company's purchase of this Ground Lease was approved by the Company’s independent directors.
In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301 unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company will purchase the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. In accordance with the Company's policy with respect to transactions in which iStar is also a participant, the Company's purchase of this Ground Lease was approved by the Company’s independent directors.
Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of December 31, 2017, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation (1)	Total
2018	$4,993	$5,172	$10,032	$20,197
2019	4,993	5,245	10,032	20,270
2020	4,993	5,323	10,032	20,348
2021	4,993	5,409	10,032	20,434
2022	4,993	5,488	10,032	20,513
_______________________________________________________________________________

(1)	Represents contractual base rent only and does not include percentage rent that is not fixed and determinable.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands)(1):

	As of
	December 31, 2017	December 31, 2016
Purchase deposit	$2,855	$—
Deferred finance costs, net(2)	2,490	—
Derivative assets	1,042	—
Other assets(3)	450	5,841
Leasing costs, net(4)	92	763
Deferred expenses and other assets, net	$6,929	$6,604
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

(2)	Accumulated amortization of deferred finance costs was $0.5 million as of December 31, 2017.

(3)
As of December 31, 2016, other assets included a $4.1 million receivable related to the funding provided to a certain investment in a Ground Lease the Company entered into during the year ended December 31, 2016. In addition, as of December 31, 2016 other assets includes $1.7 million in deferred offering costs.

(4)	Accumulated amortization of leasing costs was $28 thousand as of December 31, 2016.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands)(1):

	As of
	December 31, 2017	December 31, 2016
Dividends declared and payable	$2,728	$—
Accounts payable(2)	1,347	779
Accrued expenses(3)	1,285	708
Derivative liabilities	904	—
Interest payable	660	—
Other liabilities(4)	621	89
Accounts payable, accrued expenses and other liabilities	$7,545	$1,576
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

(2)	As of December 31, 2017 and 2016, accounts payable includes accrued offering costs.

(3)
As of December 31, 2017, accrued expenses primarily includes accrued legal expenses, accrued audit expenses and recoverable real estate taxes paid by the Company and reimbursed by the tenant. As of December 31, 2016, accrued expenses primarily includes recoverable real estate taxes paid by the Company and reimbursed by the tenant.

(4)	As of December 31, 2017, other liabilities includes unearned rent and $0.1 million due to the Manager for costs it paid on the Company's behalf.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 6—Debt Obligations, net

The Company's debt obligations consist of the following ($ in thousands):

	As of		Stated Interest Rate	Scheduled Maturity Date(2)
	December 31, 2017	December 31, 2016
Secured credit financing:
2017 Secured Financing(1)	$227,000	$—	3.795%	April 2027
2017 Hollywood Mortgage(3)	71,000	—	LIBOR plus 1.33%	January 2023
2017 Revolver(3)	10,000	—	LIBOR plus 1.35%	June 2022
Total secured credit financing	308,000	—
Total debt obligations	308,000	—
Debt premium and deferred financing costs, net(1)	(926)	—
Total debt obligations, net	$307,074	$—
_______________________________________________________________________________

(1)
On April 14, 2017, the Company, through a merger and other formation transactions, acquired the Initial Portfolio from iStar and accounted for the acquisition as a business combination pursuant to ASC 805. As a result, the Company recorded the assets acquired and liabilities assumed, including the 2017 Secured Financing, at their acquisition date fair values. As a result, the Company recorded a $0.4 million premium on the 2017 Secured Financing.

(2)	Represents the extended maturity date.

(3)	LIBOR in effect as of December 31, 2017 is one-month LIBOR.

2017 Secured Financing—In March 2017, the Company entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, the Company entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773% (refer to Note 3).
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow the Company to leverage Ground Leases up to 67%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. The Company incurred $3.0 million of lender and third-party fees, all of which were capitalized in "Deferred expenses and other assets, net" on the Company's consolidated balance sheet.
2017 Hollywood Mortgage—In December 2017, the Company entered into a $71.0 million mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without pre-payment penalty beginning in January 2021. The Company incurred $1.3 million of lender and third-party fees, all of which were capitalized in "Debt obligations, net" on the Company's consolidated balance sheet.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets. Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. In 2017, the Company was permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of its common stock. Beginning in 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. As of December 31, 2017, the Company was in compliance with all of its financial covenants.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2017, future scheduled maturities of outstanding debt obligations, assuming all extension options are exercised, are as follows ($ in thousands):

	2017 Secured Financing	2017 Hollywood Mortgage	2017 Revolver	Total
2018	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	10,000	10,000
Thereafter	227,000	71,000	—	298,000
Total principal maturities	227,000	71,000	10,000	308,000
Debt premium and deferred financing costs, net				(926)
Total debt obligations, net				$307,074
Note 7—Commitments and Contingencies

Unfunded Commitments—In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on November 1, 2020 from iStar for $34.0 million (refer to Note 4).

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated and combined financial statements.
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

The Company underwrites the credit of prospective tenants and often requires them to provide some form of credit support such as corporate guarantees. Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the year ended December 31, 2017, the Company’s two largest tenants accounted for approximately $10.4 million and $5.3 million, or 45% and 23%, respectively, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 30% of the Company’s total assets at December 31, 2017. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

Subsequent to the initial public offering and through December 31, 2017, iStar purchased 1.8 million shares of the Company's common stock for $34.1 million, at an average cost of $18.85 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market up to an ownership limit of 39.9%. As of December 31, 2017, iStar owned 37.6% of the Company's common stock. Subsequent to December 31, 2017, iStar utilized the remaining availability under its 10b5-1 Plans and purchased an additional 0.4 million shares of the Company's common stock for $7.6 million, at an average cost of $17.92 per share. As of February 15, 2018, iStar owned 39.9% of the Company's common stock.

In addition, subsequent to the initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, purchased 26 thousand shares in the aggregate of the Company's common stock for an aggregate $0.5 million, at an average cost of $19.20 per share, pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which they could buy in the open market up to $0.5 million in the aggregate of the Company’s common stock. As of December 31, 2017, the trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's Chief Operating Officer and Chief Financial Officer, had utilized all of the availability authorized in the 10b5-1 Plan.

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

Dividends—The Company intends to elect to qualify as a REIT beginning with its taxable year ending December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2017, the Company declared cash dividends on its common stock of $5.6 million, or $0.3066 per share. All dividends paid in 2017 qualified as a return of capital for tax reporting purposes.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 10—Earnings Per Share

EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data)(1):

For the Period from April 14, 2017 to December 31, 2017
Income (loss) from operations	$(3,669)
Income (loss) from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$(3,669)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

For the Period from April 14, 2017 to December 31, 2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from operations attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$(3,669)
Net income (loss)	$(3,669)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	14,648

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$(0.25)

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. Although the Manager was recently formed, iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value in excess of $35.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of September 30, 2017, iStar had total assets of approximately $5.8 billion and 189 employees in its New York City headquarters and its seven regional offices across the United States.

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

For the period from April 14, 2017 to December 31, 2017, the Company recorded $2.0 million in management fees to the Manager. These management fees are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. The management fees were not actually paid to the Manager because no management fees are payable during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

Expense Reimbursements

The Company pays, or reimburses the Manager for, all of the Company's operating expenses, except those specifically required to be borne by the Manager under the management agreement. In addition, because the Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that third-party professionals or consultants otherwise would perform, the Manager is reimbursed, in cash or in shares of the Company's common stock, for the documented cost of performing such tasks.

For the period from the initial public offering on June 27, 2017 to December 31, 2017, the Company was allocated $0.6 million in expenses from the Manager. These expenses are recorded in "General and administrative expenses" in the Company's consolidated statement of operations. In accordance with the provisions of the management agreement, the expenses were waived by the Manager and, accordingly, were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 12—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarter Ended December 31,	For the Quarter Ended September 30,	For the Period from April 14 to June 30,	For the Period from April 1 to April 13,	For the Quarter Ended March 31,
	The Company			Predecessor
2017:
Revenue	$6,750	$6,256	$4,204	$691	$5,333
Net income (loss)	$(1,344)	$(721)	$(1,604)	$54	$1,792
Earnings per common share data(1):
Net income (loss)
Basic and diluted	$(0.07)	$(0.04)	$(0.25)	N/A	N/A
Weighted average number of common shares
Basic and diluted	18,190	18,190	6,293	N/A	N/A

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	Predecessor
2016:
Revenue	$7,706	$4,772	$4,672	$4,593
Net income (loss)	$3,699	$949	$1,053	$914
Earnings per common share data(1):
Net income (loss)
Basic and diluted	N/A	N/A	N/A	N/A
Weighted average number of common shares
Basic and diluted	N/A	N/A	N/A	N/A
_______________________________________________________________________________
(1) The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Note 13—Subsequent Events

On January 25, 2018, the Company acquired land for $38.5 million and simultaneously entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First (the “Property”). The Property is a multifamily building located in the Navy Yards neighborhood of Washington, D.C., just one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.

Safety, Income & Growth Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2017
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period
Location	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)

Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	916	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	387	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	387	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	847	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	532	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	1,184	2017	30	(3)
Los Angeles, CA	36,920	(4)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Los Angeles, CA	34,080	(4)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Atlanta, GA	—	(5)	6,300	—	—	6,300	—	6,300	—	2017	N/A
Total	$298,000		$220,749	$192,396	$—	$220,749	$192,396	$413,145	$4,253
_______________________________________________________________________________

(1)	The aggregate cost for Federal income tax purposes was approximately $467.9 million at December 31, 2017.

(2)	Pledged as collateral under the 2017 Secured Financing.

(3)	These properties have land improvements with depreciable lives from 7 to 12 years.

(4)	Pledged as collateral under the 2017 Hollywood Mortgage.

(5)	Pledged as collateral under the 2017 Revolver.

Safety, Income & Growth Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2017
($ in thousands)

The following table reconciles real estate from April 14, 2017 to December 31, 2017, from January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015(1):

	April 14, 2017 to December 31, 2017	January 1, 2017 to April 13, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	The Company	The Predecessor
Beginning balance	$—	$165,699	$161,784	$156,410
Acquisitions	413,145	—	3,915	5,374
Ending balance	$413,145	$165,699	$165,699	$161,784
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

The following table reconciles accumulated depreciation from April 14, 2017 to December 31, 2017, from January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015(1):

	April 14, 2017 to December 31, 2017	January 1, 2017 to April 13, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	The Company	The Predecessor
Beginning balance	$—	$61,221	$58,104	$54,987
Additions	4,253	894	3,117	3,117
Ending balance	$4,253	$62,115	$61,221	$58,104
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

Item 9.    Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
Please refer to the Company's Current Report on Form 8-K filed with the SEC on November 28, 2017.
Item 9a.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the Chief Financial Officer are members of the disclosure committee.
Based upon their evaluation as of December 31, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
Management's Report on Internal Control Over Financial Reporting—This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company's internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2018 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger between Safety, Income and Growth, Inc. and SIGI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

3.1	Articles of Amendment and Restatement of Safety, Income and Growth, Inc., dated as of June 23, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed July 3, 2017)
3.2	Bylaws of Safety, Income and Growth, Inc., dated as of June 27, 2017 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed July 3, 2017)
3.3	Articles of Amendment of Safety, Income and Growth, Inc., dated as of October 20, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed October 23, 2017)
4.1	Specimen Common Stock Certificate of Safety, Income and Growth, Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-11 (File No. 333-217224), filed June 16, 2017)
10.1
First Amended and Restated Limited Partnership Agreement of Safety Income and Growth Operating Partnership LP, dated as of June 27, 2017, among Safety, Income and Growth, Inc. and SIGOP GenPar LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 3, 2017)

10.2*†	Equity Incentive Plan
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)
10.4
Management Agreement, dated as of June 27, 2017, among Safety, Income and Growth, Inc., Safety Income and Growth Operating Partnership LP and SFTY Manager LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed July 3, 2017)

10.5
Exclusivity and Expense Reimbursement Agreement, dated as of June 27, 2017, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed July 3, 2017)

10.6
Credit Agreement, dated as of June 27, 2017, among Safety, Income and Growth, Inc., as borrower, SIGOP GenPar LLC, Safety Income and Growth Operating Partnership LP and certain of its subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as L/C issuers and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole bookrunner (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed July 3, 2017)

10.7
Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.8
Initial Portfolio Agreement, dated as of June 27, 2017, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed July 3, 2017)

10.9
Stockholder's Agreement, between Safety, Income and Growth, Inc. and SFTY Venture LLC (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.10
Stockholder's Agreement, between Safety, Income and Growth, Inc. and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.11
Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.12
Loan Agreement, dated March 30, 2017, among Barclays Bank PLC, JP Morgan Chase National Association and Bank of America, N.A., the company and the company subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-11 (File No. 333-217224), filed April 10, 2017)

10.13
Option Purchase Agreement, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed July 3, 2017)

10.14
Assignment, Assumption and Transfer Agreement relating to 6201 Hollywood Boulevard, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar REO Holdings TRS LLC (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed July 3, 2017)

10.15
Assignment, Assumption and Transfer Agreement relating to 6200 Hollywood Boulevard, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar REO Holdings TRS LLC (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed July 3, 2017)

14.1*	Code of Conduct
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	XBRL-related documents
101	Interactive data file
† Indicates management contract or compensatory plan.
* Filed herewith.

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safety, Income & Growth Inc. Registrant
Date:	February 20, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Safety, Income & Growth Inc. Registrant
Date:	February 20, 2018	/s/ GEOFFREY G. JERVIS
Geoffrey G. Jervis Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 20, 2018	/s/ DEAN S. ADLER
Dean S. Adler Director

Date:	February 20, 2018	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 20, 2018	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 20, 2018	/s/ STEFAN M. SELIG
Stefan M. Selig Director