Form 10-Q
period 2018-03-31
Safety, Income & Growth, Inc.
filed 2018-04-26
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of April 25, 2018, there were 18,190,000 shares, $0.01 par value per share, of Safety, Income & Growth Inc. common stock outstanding.

PART I. CONSOLIDATED AND COMBINED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safety, Income & Growth Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$456,476	$413,145
Less: accumulated depreciation	(5,754)	(4,253)
Total real estate, net	450,722	408,892
Real estate-related intangible assets, net	183,606	138,725
Total real estate, net and real estate-related intangible assets, net	634,328	547,617
Cash and cash equivalents	83,177	168,214
Restricted cash	957	1,656
Deferred ground and other lease income receivable, net	6,755	4,097
Deferred expenses and other assets, net	11,007	6,929
Total assets	$736,224	$728,513
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,585	$7,545
Real estate-related intangible liabilities, net	57,804	57,959
Debt obligations, net	307,178	307,074
Total liabilities	372,567	372,578
Commitments and contingencies (refer to Note 7)
Equity:
Safety, Income & Growth Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,190 shares issued and outstanding as of March 31, 2018 and December 31, 2017	182	182
Additional paid-in capital	366,227	364,919
Retained earnings (deficit)	(8,295)	(9,246)
Accumulated other comprehensive income (loss)	3,770	80
Total Safety, Income & Growth Inc. shareholders' equity	361,884	355,935
Noncontrolling interests	1,773	—
Total equity	363,657	355,935
Total liabilities and equity	$736,224	$728,513
The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:	The Company	Predecessor
Ground and other lease income	$11,280	$5,244
Other income	413	89
Total revenues	11,693	5,333
Costs and expenses:
Interest expense	3,255	2,099
Real estate expense(2)	354	151
Depreciation and amortization	2,270	787
General and administrative	2,032	1,012
Other expense	39	—
Total costs and expenses	7,950	4,049
Income from operations	3,743	1,284
Income from sales of real estate	—	508
Net income	3,743	1,792
Net income allocable to noncontrolling interests	(23)	—
Net income allocable to Safety, Income & Growth Inc. common shareholders	$3,720	$1,792

Per common share data:
Net income
Basic and diluted	$0.20	N/A
Weighted average number of common shares:
Basic and diluted	18,190	N/A

Dividends declared per share	$0.15	N/A
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the three months ended March 31, 2017, real estate expense includes reimbursable property taxes at one of the Company's properties of $0.1 million. For the three months ended March 31, 2018, real estate expense includes non-cash rent related to the amortization of a below market lease asset at one of the Company's hotel properties of $0.2 million.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	The Company	Predecessor
Net income	$3,743	$1,792
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	41	—
Reclassification of losses on derivatives into earnings	24	—
Unrealized gain on derivatives	3,625	415
Other comprehensive income	3,690	415
Comprehensive income	7,433	2,207
Comprehensive (income) attributable to noncontrolling interest	(23)	—
Comprehensive income attributable to Safety, Income & Growth Inc.	$7,410	$2,207
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Changes in Equity
(In thousands)
(unaudited)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Predecessor
Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—	$—
Net income	1,792	—	—	—	—	—	—
Unrealized gain on cash flow hedge	415	—	—	—	—	—	—
Net transactions with iStar Inc.	(221,845)	—	—	—	—	—	—
Balance as of March 31, 2017	(65,547)	—	—	—	—	—	—

The Company
Balance as of December 31, 2017	$—	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	—	3,720	—	23	3,743
Contributions from iStar	—	—	1,308	—	—		1,308
Dividends declared	—	—	—	(2,728)	—	—	(2,728)
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	—	3,649	—	3,649
Contributions from noncontrolling interests	—	—	—	—	—	1,750	1,750
Balance as of March 31, 2018	$—	$182	$366,227	$(8,295)	$3,770	$1,773	$363,657
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

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	The Company	Predecessor
Cash flows from operating activities:
Net income	$3,743	$1,792
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,270	787
Deferred ground and other lease income	(2,658)	(1,112)
Income from sales of real estate	—	(508)
Amortization of real estate-related intangibles, net	469	103
Amortization of premium and deferred financing costs on debt obligations, net	347	3
Management fees and non-cash expense reimbursements to the Manager	1,308	—
Other operating activities	(43)	—
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	—	2,511
Changes in deferred expenses and other assets, net	(767)	(312)
Changes in accounts payable, accrued expenses and other liabilities	287	18
Cash flows provided by operating activities	4,956	3,282
Cash flows from investing activities:
Acquisitions of real estate	(88,856)	—
Proceeds from sales of real estate	—	508
Other investing activities	(733)	(1,042)
Cash flows used in investing activities	(89,589)	(534)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(221,845)
Proceeds from debt obligations	—	227,000
Payments for deferred financing costs	(125)	(7,217)
Dividends paid to common shareholders	(2,728)	—
Payment of offering costs	—	(686)
Contributions from noncontrolling interests	1,750	—
Cash flows used in financing activities	(1,103)	(2,748)
Changes in cash, cash equivalents and restricted cash	(85,736)	—
Cash, cash equivalents and restricted cash at beginning of period	169,870	—
Cash, cash equivalents and restricted cash at end of period	$84,134	$—
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$1,308	$—
Dividends declared to common shareholders	2,728	—
Accrued finance costs	95	95
_______________________________________________________________________________

(1)	The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements
(unaudited)

Note 1—Business and Organization

Business—Safety, Income & Growth Inc. (the "Company") operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder ("Ground Leases"). The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. Ground Leases are similar to "triple net" leases because the tenant is responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is typically responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The Company believes that the Ground Lease structure provides an opportunity for future investment value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Organization—Safety, Income & Growth Inc. is a Maryland corporation. The Company completed its initial public offering in June 2017, and its common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company's predecessor ("Original Safety" or the "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company: (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned; (ii) completed the $227.0 million 2017 Secured Financing (refer to Note 6) on March 30, 2017; (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 50.9% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million (representing a 49.1% ownership interest in the Company at such time); and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar, its largest shareholder. The price per share paid in the initial public offering and the private placement was $20.00. iStar incurred a total of $18.9 million of organization and offering costs in connection with these transactions. iStar received no reimbursement for its payment of the organization and offering costs. The payment of such costs were treated as capital contributions from iStar with an offsetting cost of capital in the Company's consolidated statements of changes in equity.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ending December 31, 2017. The Company was structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by the Company. The UPREIT structure may afford

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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
The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for Predecessor periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods. In the opinion of management, the accompanying combined financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

Principles of Consolidation and Combination—For the periods prior to April 14, 2017, the combined financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows attributed to the Predecessor. For the periods subsequent to April 14, 2017, the consolidated financial statements include the accounts and operations of the Company its wholly-owned subsidiaries and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Consolidated VIEs—As of March 31, 2018, the Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2018, the total assets of these consolidated VIEs were $50.6 million and total liabilities were $0.2 million. The classifications of these assets are primarily within "Real estate, net" and "Real estate-related intangible assets, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2018.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2018.

ASU 2014-09—ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. The Company adopted ASU 2014-09 using the modified retrospective approach and the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2016-01—ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

ASU 2016-15—ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

ASU 2016-18—ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"), requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows and requires disclosure of what is included in restricted cash. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements. The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$83,177	$168,214
Restricted cash(1)	957	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$84,134	$169,870
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

ASU 2017-01—The adoption of ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), did not have a material impact on the Company's consolidated financial statements. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the former accounting guidance will be accounted for as asset acquisitions under ASU 2017-01. As a result, the Company expects more transaction costs to be capitalized relating to real estate acquisitions as a result of ASU 2017-01.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

ASU 2017-05—ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"), simplifies GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. The Company adopted ASU 2017-05 using the modified retrospective approach and the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2017-12—ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early adopted ASU 2017-12 on January 1, 2018. The impact upon adoption was the elimination of previously recorded hedge ineffectiveness for cash flow hedges by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding decrease to retained earnings of approximately $41,000.

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated and combined balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of March 31, 2018 was approximately $302.0 million and falls within Level 3 of the fair value hierarchy.

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
(unaudited)

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
The Company will remain an "emerging growth company" until the earliest to occur of: (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the Company's initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934, as amended.
New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the guidance will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis; and (iii) classify all cash payments within operating activities in its statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in the lessor derecognizing the underlying asset and recording a profit or loss on the sale and a net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Land and land improvements, at cost	$264,080	$220,749
Buildings and improvements, at cost	192,396	192,396
Less: accumulated depreciation	(5,754)	(4,253)
Total real estate, net	$450,722	$408,892
Real estate-related intangible assets, net	183,606	138,725
Total real estate, net and real estate-related intangible assets, net	$634,328	$547,617

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Above-market lease assets, net(1)	$119,789	$77,197
In-place lease assets, net(2)	37,531	35,744
Below-market lease asset, net(3)	25,537	25,784
Other intangible assets, net	749	—
Real estate-related intangible assets, net	$183,606	$138,725
_______________________________________________________________________________

(1)
Above-market lease assets are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $1.3 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.4 million for the three months ended March 31, 2018. Above-market lease assets are amortized over the term of the leases. The Company recorded $43.0 million of above-market lease assets in connection with three Ground Leases entered into during the three months ended March 31, 2018.

(2)
In-place lease assets are recognized during business combinations and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $2.9 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively. The amortization expense for in-place leases was $0.7 million for the three months ended March 31, 2018. This amount is included in "Depreciation and amortization" in the Company's consolidated statements of operations. In-place lease assets are amortized over the term of the leases.

(3)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $0.9 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. The amortization expense for the Company's below-market lease asset was $0.2 million for the three months ended March 31, 2018. This amount is included in "Real estate expense" in the Company's consolidated statements of operations. The below-market lease asset is amortized over the term of the lease.

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands) (1):

Year	Amount
2018 (remaining nine months)	$4,383
2019	5,843
2020	5,843
2021	5,843
2022	5,843
_______________________________________________________________________________

(1)	As of March 31, 2018, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 72 years.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands)(1):

	As of
	March 31, 2018	December 31, 2017
Below-market lease liabilities(1)	$57,804	$57,959
Real estate-related intangible liabilities, net	$57,804	$57,959
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.6 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.2 million for the three months ended March 31, 2018.

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

The Company acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term.
The Company acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction. Once completed by the Company's tenant, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The Company's purchase price allocations for the acquisitions described above are presented in the table below ($ in thousands):

	Initial Portfolio		6200 Hollywood Blvd.	6201 Hollywood Blvd.	Total
Assets
Land and land improvements, at cost	$73,472		$68,140	$72,836	$214,448
Buildings and improvements, at cost	192,396		—	—	192,396
Real estate	265,868		68,140	72,836	406,844
Real estate-related intangible assets	124,017		5,500	3,258	132,775
Other assets	1,174		—	—	1,174
Total assets	$391,059		$73,640	$76,094	$540,793

Liabilities
Real estate-related intangible liabilities	$50,644		$—	$7,734	$58,378
Debt obligations	227,415		—	—	227,415
Total liabilities	278,059		—	7,734	285,793
Equity Purchase Price	$113,000	(1)	$73,640	$68,360	$255,000
_______________________________________________________________________________

(1)	The Company paid $340.0 million in total consideration to iStar for the Initial Portfolio, including the assumption of the 2017 Secured Financing.

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the three months ended March 31, 2017 as if the acquisitions of these properties were completed on January 1, 2016 ($ in thousands):

Pro forma revenues(1)	$6,577
Pro forma net income(1)(2)	1,406
_______________________________________________________________________________

(1)
The pro forma revenues and net income are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2016, nor do they purport to represent the Company’s results of operations for future periods.

(2)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

On August 31, 2017, the Company acquired the land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA and accounted for the transaction as an asset acquisition. The property is being converted by the ground lessee into a Class-A medical office building. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, the Company's largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
In January 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First, a multifamily building located in the Navy Yards neighborhood of Washington, D.C., one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

In February 2018, the Company entered into two ventures in which it has majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The partners' noncontrolling interests in the ventures are recorded in "Noncontrolling interests" on the Company's consolidated balance sheets (refer to Note 9). The first Ground Lease was part of the recapitalization of a two-building office campus comprising 376,000 square feet on 27 acres in Cary, NC. The second Ground Lease was part of the acquisition of a seven-story, 410,000 square foot office building in midtown Atlanta. The ground lessee intends to invest approximately $19.0 million in capital and tenant improvements to reposition the asset as creative office space. Both Ground Leases have terms of 99 years.
The Company accounted for the acquisitions made during the three months ended March 31, 2018 as asset acquisitions and recorded an aggregate $43.3 million in "Real estate, net" and an aggregate $45.5 million in "Real estate-related intangible assets, net" on its consolidated balance sheet.
Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of March 31, 2018, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2018 (remaining nine months)	$3,745	$6,717	$7,524	$17,986
2019	4,993	9,054	10,032	24,079
2020	4,993	9,180	10,032	24,205
2021	4,993	9,315	10,032	24,340
2022	4,993	9,443	10,032	24,468

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Interest rate hedge assets	$4,363	$1,042
Purchase deposit	3,710	2,855
Deferred finance costs, net(1)	2,340	2,490
Other assets	475	450
Leasing costs, net	119	92
Deferred expenses and other assets, net	$11,007	$6,929
_______________________________________________________________________________

(1)	Accumulated amortization of deferred finance costs was $0.7 million and 0.5 million as of March 31, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Dividends declared and payable	$2,728	$2,728
Accounts payable(1)	1,347	1,347
Other liabilities(2)	1,038	621
Interest payable	993	660
Accrued expenses(3)	948	1,285
Interest rate hedge liabilities	531	904
Accounts payable, accrued expenses and other liabilities	$7,585	$7,545
_______________________________________________________________________________

(1)	As of March 31, 2018 and December 31, 2017, accounts payable includes accrued offering costs.

(2)	As of March 31, 2018 and December 31, 2017, other liabilities includes $0.1 million and $0.1 million, respectively, due to the Manager for costs it paid on the Company's behalf.

(3)
As of March 31, 2018 and December 31, 2017, accrued expenses primarily includes accrued legal expenses, audit expenses, deferred finance costs and recoverable real estate taxes paid by the Company and reimbursed by the tenant.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 6—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Stated Interest Rate	Scheduled Maturity Date(1)
	March 31, 2018	December 31, 2017
Secured credit financing:
2017 Secured Financing	$227,000	$227,000	3.795%	April 2027
2017 Hollywood Mortgage	71,000	71,000	One-Month LIBOR plus 1.33%	January 2023
2017 Revolver	10,000	10,000	One-Month LIBOR plus 1.35%	June 2022
Total secured credit financing	308,000	308,000
Total debt obligations	308,000	308,000
Debt premium and deferred financing costs, net	(822)	(926)
Total debt obligations, net	$307,178	$307,074
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

2017 Secured Financing—In March 2017, the Company entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by the Initial Portfolio including seven Ground Leases and one master lease (covering the accounts of five properties). In connection with and prior to the closing of the 2017 Secured Financing, the Company entered into a $200 million notional rate lock swap, reducing the effective rate of the 2017 Secured Financing from 3.795% to 3.773% (refer to Note 8).
2017 Hollywood Mortgage—In December 2017, the Company entered into a $71.0 million non-recourse first mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without pre-payment penalty beginning in January 2021.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow the Company to leverage Ground Leases up to 67.0%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. As of March 31, 2018, there was $290.0 million of undrawn capacity on the 2017 Revolver.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. In 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. As of March 31, 2018, the Company was in compliance with all of its financial covenants.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2018, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

	2017 Secured Financing	2017 Hollywood Mortgage	2017 Revolver	Total
2018 (remaining nine months)	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	10,000	10,000
Thereafter	227,000	71,000	—	298,000
Total principal maturities	227,000	71,000	10,000	308,000
Debt premium and deferred financing costs, net				(822)
Total debt obligations, net				$307,178
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

Note 8—Risk Management and Derivatives
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

Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the three months ended March 31, 2018, the Company’s two largest tenants accounted for approximately $5.8 million and $1.3 million, or 49.3% and 11.3%, respectively, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 30.0% of the Company’s total assets at March 31, 2018. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The Company recognizes derivatives as either assets or liabilities on the Company's consolidated and combined balance sheets at fair value. Interest rate hedge assets are recorded in "Deferred expenses and other assets, net" and interest rate hedge liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated and combined balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company's derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. For the Company's derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Interest expense" in the Company's consolidated statements of operations. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 30 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 ($ in thousands)(1):

			March 31, 2018	December 31, 2017
Derivative Type	Maturity	Notional Amount	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swap	October 2030	$95,000	$1,831	$—	Deferred expenses and other assets, net
Interest rate swap	October 2020	95,000	1,622	798	Deferred expenses and other assets, net
Interest rate swap	October 2030	10,000	352	98	Deferred expenses and other assets, net
Interest rate swap	October 2030	22,000	286	—	Deferred expenses and other assets, net
Interest rate swap	October 2020	10,000	211	128	Deferred expenses and other assets, net
Interest rate cap(3)	January 2021	71,000	61	18	Deferred expenses and other assets, net
			$4,363	$1,042
Liabilities
Interest rate swap	October 2030	$32,000	$438	$—	Accounts payable, accrued expenses and other liabilities
Interest rate swap	October 2030	25,000	79	—	Accounts payable, accrued expenses and other liabilities
Interest rate swap	October 2020	32,000	14	—	Accounts payable, accrued expenses and other liabilities
Interest rate swap	October 2030	95,000	—	619	Accounts payable, accrued expenses and other liabilities
Interest rate swap	October 2030	22,000	—	285	Accounts payable, accrued expenses and other liabilities
			$531	$904
____________________________________________________________________________

(1)	For the three months ended March 31, 2018, the Company recorded $3.6 million of unrealized gains in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $0.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in the consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of March 31, 2018 and December 31, 2017, the Company posted collateral of $1.0 million and $1.7 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2018 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Interest rate swaps	Interest expense	$3,625	$(24)

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
Interest rate cap	Interest expense	$43
In February 2017, the Company entered into and settled a rate lock swap in connection with the 2017 Secured Financing (refer to Note 6). As a result of the settlement, the Company recorded a $0.4 million unrealized gain in other comprehensive income, which was recorded in "Safety, Income & Growth Inc. Predecessor equity" on the Company’s consolidated balance sheets. In connection with the Company's acquisition of the Initial Portfolio, the 2017 Secured Financing was recorded at fair value and the resulting premium is recorded as a reduction to interest expense over the term of the 2017 Secured Financing.

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

Subsequent to the initial public offering, iStar purchased 2.2 million shares of the Company's common stock for $41.7 million, representing an average cost of $18.67 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of March 31, 2018, iStar had utilized all of the availability authorized in the 10b5-1 Plans and owned 39.9% of the Company's common stock.

In addition, subsequent to the initial public offering, trusts established by Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Geoffrey Jervis, the Company's former Chief Operating Officer and former Chief Financial Officer, purchased 26,039 shares in the aggregate of the Company's common stock for an aggregate $0.5 million, representing an average cost of $19.20 per share, pursuant to a 10b5-1 plan (the “10b5-1 Plan") in accordance with Rules 10b5-1 and 10b-18 under the

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Securities and Exchange Act of 1934, as amended, under which they could buy in the open market up to $0.5 million in the aggregate of the Company’s common stock. The 10b5-1 Plan terminated in 2017.

Accumulated Other Comprehensive Income—Accumulated other comprehensive income consists of net unrealized gains on the Company's derivative transactions.

Noncontrolling Interests—Noncontrolling interests represent third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ending December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2018, the Company declared a cash dividend on its common stock of $2.7 million, or $0.15 per share, which was paid in April 2018.

Note 10—Earnings Per Share

EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data)(1):

Three Months Ended March 31, 2018
Income from operations	$3,743
Net (income) attributable to noncontrolling interests	(23)
Income from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$3,720
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Three Months Ended March 31, 2018
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income from operations attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$3,720

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	18,190

Basic and diluted earnings per common share:
Net income attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$0.20

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. Although the Manager was recently formed, iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value in excess of $35.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of December 31, 2017, iStar had total assets of approximately $4.7 billion and 184 employees in its New York City headquarters and its seven regional offices across the United States.

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

For the three months ended March 31, 2018, the Company recorded $0.9 million in management fees to the Manager. These management fees are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. The management fees were not actually paid to the Manager because no management fees are payable during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

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

For the three months ended March 31, 2018, the Company was allocated $0.4 million in expenses from the Manager. These expenses are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. In accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safety, Income & Growth Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safety, Income & Growth Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated and combined financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated and combined financial statements of prior periods to conform to our current financial statements presentation.
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
We have a diverse portfolio that is comprised of 18 properties located in major metropolitan areas, 12 of which were acquired or originated by iStar over the past 20 years. All of the properties in our portfolio are subject to long-term leases consisting of 13 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
We have chosen to focus on Ground Leases because we believe they offer a unique combination of safety, income growth and the potential for capital appreciation. We believe that Ground Leases offer the opportunity to realize superior risk-adjusted total returns when compared to certain other alternative commercial real estate property investments.
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
We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"). If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the balance of 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening decline in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to level improvements prior to the expiration of the lease. See Risk Factors section in our Annual Report on Form 10-K for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other property types. Accordingly, we periodically estimate the value of our Value Bank based in part on valuations of the Combined Property Value of our portfolio. We retain an independent valuation firm to prepare (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on April 26, 2018, as of March 31, 2018, our estimated Value Bank is $1,192.0 million in aggregate and our estimated Value Bank per share is $65.53. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank.
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
Organization

Safety, Income & Growth Inc. ("Original Safety") is a Maryland corporation that was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI") was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to us or we refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, we; (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned; (ii) completed the $227.0 million 2017 Secured Financing (refer to Note 6) on March 30, 2017; (iii) issued 2,875,000 shares of our common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 50.9% ownership interest in us at such time), and 2,775,000 shares of our common stock to iStar for $20.00 per share, or $55.5 million (representing a 49.1% ownership interest in us at such time); and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, we completed our initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar. The initial public offering price was $20.00 per share. iStar paid organization and offering costs in connection with these transactions. iStar received no reimbursement for its payment of the organization and offering costs.

We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ending December 31, 2017. We were structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by us. The UPREIT structure may afford us with certain benefits as we seek to acquire properties from third parties who may want to defer taxes on the contribution of their Ground Leases to us.
Executive Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease's super senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though growth in the value of the land over time and when, at the end of the lease, the commercial real estate property reverts back to us, as landlord, and we are able to realize the value of the leasehold, which may be substantial. Our leases share similarities with triple net leases because typically we are not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs.

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

In June 2017, we acquired two additional Ground Leases. The Ground Leases were purchased from third-party sellers for an aggregate purchase price of approximately $142.0 million. Both transactions are well located urban developments, and based upon our estimate of net operating income at the properties upon stabilization, have significant coverage to the initial Ground Lease payment due under the leases, greater than 5.4x. We intend to grow our portfolio through future acquisitions and originations of Ground Leases and believe these transactions are indicative of some of the types of Ground Leases we are pursuing for acquisition and origination. We acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term. We also acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction. Once completed by our tenant, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term. Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a Combined Property Value of approximately $600 million.

In August 2017, we acquired the land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA. The property is being converted by the ground lessee into a Class-A medical office building. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2018, which will be engineered to accommodate future development of the site. We have a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, our largest shareholder and Manager, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property.
In October 2017, we entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 construction loan to the ground lessee. The Ground Lease has a term of 99 years.
In January 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First, a multifamily building located in the Navy Yards neighborhood of Washington, D.C., just one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.

In February 2018, we entered into ventures in which we have majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The first Ground Lease was part of the recapitalization of a two-building office campus comprising 376,000 square feet on 27 acres in Cary, NC. The property is located between Raleigh-Durham and Chapel Hill and is currently undergoing a $6.0 million renovation to further enhance the space. The second Ground Lease was part of the acquisition of a 7-story, 410,000 square foot office building in midtown Atlanta. The ground lessee plans to invest approximately $19.0 million in capital and tenant improvements to reposition the asset as creative office space. Both Ground Leases have terms of 99 years.
Our Portfolio

Our portfolio is comprised of 18 properties located in 11 states with 14 tenants. Our portfolio is comprised of 13 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage. We acquired the 12 properties in our Initial Portfolio prior to the completion of our initial public offering, and we acquired the remainder of our portfolio after the completion of our initial public offering.

The tables below present an overview of our portfolio as of March 31, 2018:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI
Onyx on First	Washington, DC	Multi-Family	2117 / 2117	Fixed with Inflation Protection
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Inflation Protection
3333 LifeHope	Atlanta, GA	Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Office	2115 / 2175	Fixed with Inflation Protection
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Inflation Protection
Regency Lakeview	Cary, NC	Office	2117 / 2122	Fixed with Inflation Protection
Doubletree Seattle Airport(1)(2)	Seattle, WA	Hospitality	2025 / 2035	% Rent
Hilton Salt Lake(1)	Salt Lake City, UT	Hospitality	2025 / 2035	% Rent
Doubletree Mission Valley(1)	San Diego, CA	Hospitality	2025 / 2035	% Rent
Doubletree Durango(1)	Durango, CO	Hospitality	2025 / 2035	% Rent
Doubletree Sonoma(1)	San Francisco, CA	Hospitality	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hospitality	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hospitality	2026 / 2066	% Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Total / Weighted Average			56 / 72 yrs
_______________________________________________________________________________

(1)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

(2)
A majority of the land underlying this property is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

Great Oaks Purchase Commitment

In October 2017, we entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease has a term of 99 years.

Tenant Concentration

During the three months ended March 31, 2018, the tenant under our Park Hotels Portfolio accounted for approximately $5.8 million, or 49.3%, of our total revenues, and the tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $1.3 million, or 11.3%, of our total revenues.

In addition, some of our tenants operate hotels at the leased properties. For the three months ended March 31, 2018, 51.2% of our total revenues came from rent payments by these hotel tenants.

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017 (1)

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
	The Company	Predecessor
Ground and other lease income	$11,280	$5,244	$6,036	>100%
Other income	413	89	324	>100%
Total revenue	11,693	5,333	6,360	>100%
Interest expense	3,255	2,099	1,156	55%
Real estate expense(2)	354	151	203	>100%
Depreciation and amortization	2,270	787	1,483	>100%
General and administrative	2,032	1,012	1,020	>100%
Other expense	39	—	39	100%
Total costs and expenses	7,950	4,049	3,901	96%
Income from sales of real estate	—	508	(508)	(100)%
Net income	$3,743	$1,792	$1,951	>100%
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

(2)	Real estate expense includes non-cash rent related to the amortization of a below market lease asset at one of our hotel properties.

Ground and other lease income increased to $11.3 million during the three months ended March 31, 2018 from $5.2 million for the same period in 2017. The increase in 2018 was primarily due to an increase of $2.8 million of percentage rent earned on our Park Hotels Portfolio and $3.3 million of ground and other lease income earned on six Ground Leases originated or acquired after April 1, 2017. Our Park Hotels Portfolio lease was amended in November 2016 to provide that the annual percentage rent payable under the lease will be paid in the first quarter in respect of the prior calendar year, starting in the first quarter 2018.

Other income for the three months ended March 31, 2018 consists primarily of interest income earned on our cash balances. Other income for the three months ended March 31, 2017 consists primarily of interest income earned on fundings provided to a certain investment in a Ground Lease.
During the three months ended March 31, 2018, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $3.3 million. During the three months ended March 31, 2017, interest expense of $2.1 million represents the amount of interest expense allocated to us by iStar. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.

Real estate expense was $0.4 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, real estate expenses consisted primarily of non-cash rent related to the amortization of a below market lease asset at one of our hotel properties and insurance expense. During the three months ended March 31, 2017, real estate expenses consisted primarily of recoverable property taxes at one of our properties. The increase in 2018 was primarily due to the non-cash rent expense related to the amortization of a below market lease asset at one of our hotel properties.
Depreciation and amortization was $2.3 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets.

During the three months ended March 31, 2018, general and administrative expenses include management fees (which our Manager is waiving during the first year of the management agreement), costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager is waiving during the first year of the management agreement). Although we pay no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. During the three months ended March 31, 2017, general and administrative expenses primarily includes an allocation of expenses to us from iStar and costs incurred in connection with entering into a derivative transaction. General and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the three months ended March 31, 2018 and 2017 ($ in thousands):

	For the Three Months Ended March 31,
	2018	2017
Non-cash expenses
Allocation from iStar	$—	$707
Stock-based compensation(1)	—	215
Management fees(2)	897	—
Expense reimbursements to the Manager(2)	411	—
Subtotal - non-cash expenses	1,308	922
Cash expenses
Public company and other costs	724	90
Subtotal - cash expenses	724	90
Total general and administrative expenses	$2,032	$1,012
______________________________________________________

(1)	For the three months ended March 31, 2017, stock-based compensation represents an allocation from iStar.

(2)	Waived through June 30, 2018.

During the three months ended March 31, 2018, other expense consists primarily of pursuit costs and fees related to our derivative transactions.

During the three months ended March 31, 2017, we recognized income from sales of real estate of $0.5 million resulting from the sale of a parking facility from our Park Hotels Portfolio that had been previously impaired and had a carrying value of zero.

Non-GAAP Financial Measures

In addition to net income (loss) prepared in conformity with GAAP, we use certain non-GAAP financial measures to measure our operating performance. We present below a discussion of funds from operations ("FFO") and adjusted funds from operations ("AFFO").

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

The following table presents a reconciliation of our consolidated and combined net income allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure, to FFO and AFFO, for the periods presented (1):

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Funds from Operations	The Company	Predecessor
Net income allocable to Safety, Income & Growth Inc. common shareholders	$3,720	$1,792
Add: Depreciation and amortization	2,270	787
Less: Income from sales of real estate	—	(508)
FFO allocable to Safety, Income & Growth Inc. common shareholders	$5,990	$2,071

Adjusted Funds from Operations
FFO allocable to Safety, Income & Growth Inc. common shareholders	$5,990	$2,071
Straight-line rental income	(2,658)	(1,112)
Amortization of real estate-related intangibles, net	469	103
Stock-based compensation	—	215
Non-cash management fees and expense reimbursements	1,308	—
Non-cash interest expense	347	226
Allocable share of noncontrolling interests' amortization of real estate-related intangibles and straight-line rental income	15	—
AFFO allocable to Safety, Income & Growth Inc. common shareholders	$5,471	$1,503
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

The following table presents a reconciliation of our consolidated and combined net income allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure to EBITDA, for the periods presented (1):

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
EBITDA	The Company	Predecessor
Net income allocable to Safety, Income & Growth Inc. common shareholders	$3,720	$1,792
Add: Interest expense	3,255	2,099
Add: Depreciation and amortization	2,270	787
EBITDA allocable to Safety, Income & Growth Inc. common shareholders	$9,245	$4,678
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

As of March 31, 2018, we had unrestricted cash and unused borrowing capacity under our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) of $373.2 million. Our primary sources of cash to date have been proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors and borrowings from our other debt facilities. Our primary uses of cash to date have been the $113.0 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below), the acquisition/origination of six Ground Leases for an aggregate purchase price of approximately $246.8 million and repayments on our debt facilities.

We expect our future liquidity requirements to include debt service, distributions to our stockholders, working capital, acquisitions and originations of Ground Lease investments and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash generated from our operating activities, new financings, unused borrowing capacity under our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity offerings.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of March 31, 2018 (refer to Note 6 to the consolidated and combined financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
2017 Hollywood Mortgage	71,000	—	—	71,000	—	—
2017 Revolver	10,000	—	—	10,000	—	—
Total principal maturities	308,000	—	—	81,000	227,000	—
Interest Payable(2)	91,156	11,373	22,776	21,926	35,081	—
Purchase Commitments(3)	33,959	—	33,959	—	—	—
Total	$433,115	$11,373	$56,735	$102,926	$262,081	$—
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

(2)	Interest payable does not include interest that may be payable under our derivatives.

(3)	Refer to Note 4 of the consolidated and combined financial statements.

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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated and combined financial statements.

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

As of March 31, 2018, we had $227.0 million principal amount of fixed-rate debt outstanding from the 2017 Secured Financing, $10.0 million principal amount of floating-rate debt outstanding from the 2017 Revolver and $71.0 million principal amount of floating-rate debt outstanding from the 2017 Hollywood Mortgage.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.88% as of March 31, 2018. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income
-100 Basis Points	$(323)
-50 Basis Points	(120)
-10 Basis Points	(24)
Base Interest Rate	—
+10 Basis Points	24
+ 50 Basis Points	120
+100 Basis Points	240

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

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds

In January 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First, a multifamily building located in the Navy Yards neighborhood of Washington, D.C., one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.
In February 2018, the Company entered into ventures in which it has majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The first Ground Lease was part of the recapitalization of a two-building office campus comprising 376,000 square feet on 27 acres in Cary, NC. The second Ground Lease was part of the acquisition of a seven-story, 410,000 square foot office building in midtown Atlanta. The ground lessee intends to invest approximately $19.0 million in capital and tenant improvements to reposition the asset as creative office space. Both Ground Leases have a term of 99 years.
The aggregate purchase price for the acquisitions made during the three months ended March 31, 2018 was $88.8 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated and Combined Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017, (iv) the Consolidated and Combined Statements of Changes in Equity (unaudited) for the three months ended March 31, 2018 and 2017, (v) the Consolidated and Combined Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017 and (vi) the Notes to the Combined Financial Statements (unaudited).

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

Safety, Income & Growth Inc. Registrant
Date:	April 26, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safety, Income & Growth Inc. Registrant
Date:	April 26, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Interim Chief Financial Officer (principal financial and accounting officer)