Form 10-Q
period 2018-06-30
Safety, Income & Growth, Inc.
filed 2018-07-26
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
As of July 25, 2018, there were 18,230,000 shares, $0.01 par value per share, of Safety, Income & Growth Inc. common stock outstanding.

		Page
PART I	Consolidated and Combined Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017	1
	Consolidated and Combined Statements of Operations (unaudited)—For the three and six months ended June 30, 2018 and the periods from April 14, 2017 to June 30, 2017, April 1, 2017 to April 13, 2017 and January 1, 2017 to April 13, 2017	2
	Consolidated and Combined Statements of Comprehensive Income (unaudited)—For the three and six months ended June 30, 2018 and the periods from April 14, 2017 to June 30, 2017, April 1, 2017 to April 13, 2017 and January 1, 2017 to April 13, 2017	3
	Consolidated and Combined Statements of Changes in Equity (unaudited)—For the six months ended June 30, 2018 and the periods from January 1, 2017 to April 13, 2017 and April 14, 2017 to June 30, 2017	4
	Consolidated and Combined Statements of Cash Flows (unaudited)—For the six months ended June 30, 2018 and the periods from January 1, 2017 to April 13, 2017 and April 14, 2017 to June 30, 2017	5
	Notes to Consolidated and Combined Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	Other Information	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
SIGNATURES		39

PART I. CONSOLIDATED AND COMBINED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safety, Income & Growth Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	June 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$484,458	$413,145
Less: accumulated depreciation	(7,255)	(4,253)
Total real estate, net	477,203	408,892
Real estate-related intangible assets, net	197,665	138,725
Total real estate, net and real estate-related intangible assets, net	674,868	547,617
Cash and cash equivalents	35,805	168,214
Restricted cash	957	1,656
Deferred ground and other lease income receivable, net	10,699	4,097
Deferred expenses and other assets, net	18,369	6,929
Total assets	$740,698	$728,513
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,401	$7,545
Real estate-related intangible liabilities, net	57,649	57,959
Debt obligations, net	307,276	307,074
Total liabilities	372,326	372,578
Commitments and contingencies (refer to Note 7)
Equity:
Safety, Income & Growth Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,230 and 18,190 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	182	182
Additional paid-in capital	369,612	364,919
Retained deficit	(9,328)	(9,246)
Accumulated other comprehensive income (loss)	6,101	80
Total Safety, Income & Growth Inc. shareholders' equity	366,567	355,935
Noncontrolling interests	1,805	—
Total equity	368,372	355,935
Total liabilities and equity	$740,698	$728,513
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017

Revenues:	The Company		Predecessor	The Company		Predecessor
Ground and other lease income	$9,861	$4,201	$672	$21,141	$4,201	$5,916
Other income	1,713	3	19	2,126	3	108
Total revenues	11,574	4,204	691	23,267	4,204	6,024
Costs and expenses:
Interest expense	3,376	1,868	332	6,631	1,868	2,432
Real estate expense(2)	398	425	59	752	425	210
Depreciation and amortization	2,275	1,873	114	4,546	1,873	901
General and administrative	3,292	1,149	132	5,324	1,149	1,143
Other expense	471	493	—	510	493	—
Total costs and expenses	9,812	5,808	637	17,763	5,808	4,686
Income (loss) from operations	1,762	(1,604)	54	5,504	(1,604)	1,338
Income from sales of real estate	—	—	—	—	—	508
Net income (loss)	1,762	(1,604)	54	5,504	(1,604)	1,846
Net income allocable to noncontrolling interests	(59)	—	—	(82)	—	—
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$1,703	$(1,604)	$54	$5,422	$(1,604)	$1,846

Per common share data:
Net income (loss)
Basic and diluted	$0.09	$(0.25)	N/A	$0.30	$(0.25)	N/A
Weighted average number of common shares:
Basic and diluted	18,191	6,293	N/A	18,191	6,293	N/A

Dividends declared per share	$0.15	N/A	N/A	$0.30	N/A	N/A
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the three and six months ended June 30, 2018, real estate expense includes the amortization of a below market lease asset at one of the Company's hotel properties of $0.2 million and $0.5 million, respectively. For the periods from January 1, 2017 to April 13, 2017, April 1, 2017 to April 13, 2017 and April 14, 2017 to June 30, 2017, real estate expense includes reimbursable property taxes at one of the Company's properties of $0.2 million, $27,000 and $0.2 million, respectively.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Three Months June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	The Company		Predecessor	The Company		Predecessor
Net income (loss)	$1,762	$(1,604)	$54	$5,504	$(1,604)	$1,846
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	—	41	—	—
Reclassification of losses on derivatives into earnings	(47)	—	—	(22)	—	—
Unrealized gain (loss) on derivatives	2,377	(126)	—	6,002	(126)	415
Other comprehensive income (loss)	2,330	(126)	—	6,021	(126)	415
Comprehensive income (loss)	4,092	(1,730)	54	11,525	(1,730)	2,261
Comprehensive (income) attributable to noncontrolling interest	(59)	—	—	(82)	—	—
Comprehensive income (loss) attributable to Safety, Income & Growth Inc.	$4,033	$(1,730)	$54	$11,443	$(1,730)	$2,261
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Changes in Equity
(In thousands)
(unaudited)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Predecessor

Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—	$—
Net income	1,846	—	—	—	—	—	—
Unrealized gain on cash flow hedge	415	—	—	—	—	—	—
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—	—
Balance as of April 13, 2017	(64,461)	—	—	—	—	—	—

The Company
Net loss	$—	$—	$—	$(1,604)	$—	$—	$(1,604)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	—	250,000
Contributions from iStar	—	—	16,800	—	—	—	16,800
Offering costs	—	—	(20,314)	—	—	—	(20,314)
Issuance of common stock to directors	—	—	766	—	—	—	766
Change in accumulated other comprehensive income (loss)	—	—	—	—	(126)	—	(126)
Balance as of June 30, 2017	$—	$182	$360,070	$(1,604)	$(126)	$—	$358,522

Balance as of December 31, 2017	$—	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	—	5,422	—	82	5,504
Contributions from iStar	—	—	2,581	—	—	—	2,581
Offering costs	—	—	1,347	—	—	—	1,347
Issuance of common stock to directors	—	—	765	—	—	—	765
Dividends declared	—	—	—	(5,463)	—	—	(5,463)
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	—	5,980	—	5,980
Contributions from noncontrolling interests	—	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Balance as of June 30, 2018	$—	$182	$369,612	$(9,328)	$6,101	$1,805	$368,372
_______________________________________________________________________________
(1)The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.
The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	The Company		Predecessor
Cash flows from operating activities:
Net income (loss)	$5,504	$(1,604)	$1,846
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,546	1,873	901
Non-cash expense for stock-based compensation	765	766	—
Deferred ground and other lease income	(6,602)	(1,044)	(1,271)
Income from sales of real estate	—	—	(508)
Amortization of real estate-related intangibles, net	1,017	346	118
Amortization of premium and deferred financing costs on debt obligations, net	710	2	20
Management fees and non-cash expense reimbursements to the Manager	2,581	174	—
Other operating activities	(8)	55	4
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	—	1,139	2,088
Changes in deferred expenses and other assets, net	(1,307)	(99)	(576)
Changes in accounts payable, accrued expenses and other liabilities	1,350	(18)	(13)
Cash flows provided by operating activities	8,556	1,590	2,609
Cash flows from investing activities:
Acquisitions of real estate	(132,444)	(254,734)	—
Proceeds from sales of real estate	—	—	508
Deposits on ground lease investments	(5,143)	—	—
Other investing activities	145	—	(1,042)
Cash flows used in investing activities	(137,442)	(254,734)	(534)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	—	(220,813)
Contribution from iStar Inc.	—	14,350	—
Proceeds from issuance of common stock	—	363,000	—
Proceeds from debt obligations	—	—	227,000
Payments for deferred financing costs	(319)	(2,255)	(7,217)
Dividends paid to common shareholders	(5,457)	—	—
Payment of offering costs	(175)	(14,372)	(779)
Distributions to noncontrolling interests	(21)	—	—
Contributions from noncontrolling interests	1,750	—	—
Cash flows provided by (used in) financing activities	(4,222)	360,723	(1,809)
Changes in cash, cash equivalents and restricted cash	(133,108)	107,579	266
Cash, cash equivalents and restricted cash at beginning of period	169,870	—	—
Cash, cash equivalents and restricted cash at end of period	$36,762	$107,579	$266
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$2,581	$2,450	$—
Assumption of debt obligations	—	227,415	—
Dividends declared to common shareholders	2,735	—	—
Accrued finance costs	93	595	21
Accrued offering costs	(1,104)	3,743	—
Distribution payable to noncontrolling interests	6	—	—
_______________________________________________________________________________

(1)	The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by the Company. The UPREIT structure may afford the

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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
The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for Predecessor periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods. In the opinion of management, the accompanying combined financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. These unaudited consolidated and combined financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Principles of Consolidation and Combination—For the periods prior to April 14, 2017, the combined financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows attributed to the Predecessor. For the periods subsequent to April 14, 2017, the consolidated financial statements include the accounts and operations of the Company its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2018, the total assets of these consolidated VIEs were $51.4 million and total liabilities were $0.2 million. The classifications of these assets are primarily within "Real estate, net" and "Real estate-related intangible assets, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2018.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$35,805	$168,214
Restricted cash(1)	957	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$36,762	$169,870
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

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

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated and combined balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of June 30, 2018 was approximately $301.0 million and falls within Level 3 of the fair value hierarchy.

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
New Accounting Pronouncements—In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation ("ASU 2018-07") which was issued to align the guidance on share-based payments for goods and services to non-employees with share-based payments to employees. ASU 2018-07 requires non-employee share-based payment awards to be measured at the grant date fair value of the equity instruments that the entity is obligated to issue for the goods and services received. Grant date is generally defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the share-based award. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe the guidance will have a material impact on the Company’s consolidated financial statements.
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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Land and land improvements, at cost	$292,062	$220,749
Buildings and improvements, at cost	192,396	192,396
Less: accumulated depreciation	(7,255)	(4,253)
Total real estate, net	$477,203	$408,892
Real estate-related intangible assets, net	197,665	138,725
Total real estate, net and real estate-related intangible assets, net	$674,868	$547,617

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Above-market lease assets, net(1)	$133,116	$77,197
In-place lease assets, net(2)	38,512	35,744
Below-market lease asset, net(3)	25,290	25,784
Other intangible assets, net	747	—
Real estate-related intangible assets, net	$197,665	$138,725
_______________________________________________________________________________

(1)
Above-market lease assets are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $1.7 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.3 million for the period from April 14, 2017 to June 30, 2017. Above-market lease assets are amortized over the term of the leases. The Company recorded $56.8 million of above-market lease assets in connection with seven Ground Leases entered into during the six months ended June 30, 2018.

(2)
In-place lease assets are recognized during business combinations and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $3.7 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively. The amortization expense for in-place leases was $0.8 million and $1.5 million for the three and six months ended June 30, 2018, respectively. The amortization expense for in-place leases was $0.6 million for the period from April 14, 2017 to June 30, 2017. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. In-place lease assets are amortized over the term of the leases.

(3)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $1.2 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively. The amortization expense for the Company's below-market lease asset was $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively. The amortization expense for the Company's below-market lease asset was $0.2 million for the period from April 14, 2017 to June 30, 2017. These amounts are included in "Real estate expense" in the Company's consolidated statements of operations. The below-market lease asset is amortized over the term of the lease.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2018 (remaining six months)	$3,000
2019	6,000
2020	6,000
2021	6,000
2022	6,000
_______________________________________________________________________________

(1)	As of June 30, 2018, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 74 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of
	June 30, 2018	December 31, 2017
Below-market lease liabilities(1)	$57,649	$57,959
Real estate-related intangible liabilities, net	$57,649	$57,959
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.7 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.1 million for the period from April 14, 2017 to June 30, 2017.

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

The Company acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term at the time of acquisition.
The Company acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction. Once completed by the Company's tenant, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term at the time of acquisition.

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

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the three and six months ended June 30, 2017 as if the acquisitions of these properties were completed on January 1, 2016 ($ in thousands):

Three Months Ended June 30, 2017
Pro forma revenues(1)	$6,150
Pro forma net income (loss)(1)(2)	(368)

Six Months Ended June 30, 2017
Pro forma revenues(1)	$12,879
Pro forma net income(1)(2)	1,189
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
In February 2018, the Company entered into two ventures in which it has majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The partners' noncontrolling interests in the ventures are recorded in "Noncontrolling interests" on the Company's consolidated balance sheets (refer to Note 9). The first Ground Lease was part of the recapitalization of a two-building office campus comprising 376,000 square feet on 27 acres in Cary, NC. The second Ground Lease was part of the acquisition of a seven-story, 410,000 square foot office building in midtown Atlanta. The ground lessee intends to invest approximately $19.0 million in capital and tenant improvements to reposition the assets as creative office space. Both Ground Leases have terms of 99 years.
In May 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. The Ground Lease has a term of 99 years. In addition, iStar provided a $19.9 million loan to the ground lessee with an initial term of one year for the acquisition of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
In June 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Promenade Crossing, a 212-unit multi-family community located in the Baldwin Park submarket of Orlando, FL. The Ground Lease has a term of 99 years. The ground lessee intends to invest approximately $3.5 million in property renovations.
In June 2018, the Company acquired land and simultaneously structured two Ground Leases as part of the Ground Lease tenant's acquisition from iStar of two industrial facilities located in Miami, FL for $22.8 million. Both Ground Leases have a term of 99 years. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
The Company accounted for the acquisitions made during the six months ended June 30, 2018 as asset acquisitions and recorded an aggregate $71.3 million in "Real estate, net" and an aggregate $61.1 million in "Real estate-related intangible assets, net" on its consolidated balance sheet.
During the three and six months ended June 30, 2018, the Company received a $1.5 million termination fee in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property.
Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of June 30, 2018, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2018 (remaining six months)	$2,556	$5,407	$5,016	$12,979
2019	5,111	10,926	10,032	26,069
2020	5,111	11,090	10,032	26,233
2021	5,111	11,262	10,032	26,405
2022	5,111	11,430	10,032	26,573

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Purchase deposits	$8,000	$2,855
Interest rate hedge assets	6,395	1,042
Deferred finance costs, net(1)	2,267	2,490
Other assets	1,487	450
Leasing costs, net	220	92
Deferred expenses and other assets, net	$18,369	$6,929
_______________________________________________________________________________

(1)	Accumulated amortization of deferred finance costs was $1.0 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Dividends declared and payable	$2,735	$2,728
Accrued expenses(1)	1,882	1,285
Other liabilities(2)	1,205	621
Interest payable	1,069	660
Interest rate hedge liabilities	266	904
Accounts payable(3)	244	1,347
Accounts payable, accrued expenses and other liabilities	$7,401	$7,545
_______________________________________________________________________________

(1)	As of June 30, 2018 and December 31, 2017, accrued expenses primarily includes accrued legal expenses, audit expenses and deferred finance costs.

(2)	As of June 30, 2018 and December 31, 2017, other liabilities includes $40,000 and $0.1 million, respectively, due to the Manager for costs it paid on the Company's behalf.

(3)	As of June 30, 2018 and December 31, 2017, accounts payable includes accrued offering costs.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 6—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Stated Interest Rate		Scheduled Maturity Date(1)
	June 30, 2018	December 31, 2017
Secured credit financing:
2017 Secured Financing	$227,000	$227,000	3.795%		April 2027
2017 Hollywood Mortgage	71,000	71,000	One-Month LIBOR plus 1.33%	(2)	January 2023
2017 Revolver	10,000	10,000	One-Month LIBOR plus 1.35%		June 2022
Total secured credit financing	308,000	308,000
Total debt obligations	308,000	308,000
Debt premium and deferred financing costs, net	(724)	(926)
Total debt obligations, net	$307,276	$307,074
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

(2)	As of June 30, 2018, inclusive of the effect of an interest rate swap the effective interest rate is 3.04%.

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
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver will allow the Company to leverage Ground Leases up to 67.0%. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. As of June 30, 2018, there was $290.0 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $85.9 million without pledging any additional assets to the facility.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. In 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

the extent necessary to maintain the Company's qualification as a REIT. As of June 30, 2018, the Company was in compliance with all of its financial covenants.
Future Scheduled Maturities—As of June 30, 2018, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

	2017 Secured Financing	2017 Hollywood Mortgage	2017 Revolver	Total
2018 (remaining six months)	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	10,000	10,000
Thereafter	227,000	71,000	—	298,000
Total principal maturities	227,000	71,000	10,000	308,000
Debt premium and deferred financing costs, net				(724)
Total debt obligations, net				$307,276
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

Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the six months ended June 30, 2018, the Company’s two largest tenants accounted for approximately $8.2 million and $2.7 million, or 35.4% and 11.4%, respectively, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 30.0% of the Company’s total assets as of June 30, 2018. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 ($ in thousands):(1)

	June 30, 2018	December 31, 2017
Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$6,368	$1,024	Deferred expenses and other assets, net
Interest rate cap(3)	27	18	Deferred expenses and other assets, net
	$6,395	$1,042
Liabilities
Interest rate swaps	$266	$904	Accounts payable, accrued expenses and other liabilities
	$266	$904
____________________________________________________________________________

(1)	For the three and six months ended June 30, 2018, the Company recorded $2.4 million and $6.0 million, respectively, of unrealized gains in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $0.7 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of June 30, 2018 and December 31, 2017, the Company posted collateral of $1.0 million and $1.7 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 ($ in thousands):(1)

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2018
Interest rate swaps	Interest expense	$2,377	$47

For the Six Months Ended June 30, 2018
Interest rate swaps	Interest expense	$6,002	$22
____________________________________________________________________________
(1) For the period from April 14, 2017 to June 30, 2017, the Company recognized $(0.1) million in accumulated other comprehensive income (loss).

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended June 30, 2018
Interest rate cap	Interest expense	$(33)

For the Six Months Ended June 30, 2018
Interest rate cap	Interest expense	$10
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

On June 27, 2017, the Company sold 10,250,000 shares of its common stock in its initial public offering for proceeds of $205.0 million. Concurrently with the initial public offering, the Company sold $45.0 million in shares, or 2,250,000 shares, of its common stock to iStar in a private placement and issued a total of 40,000 fully-vested shares to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. On June 28, 2018, the Company issued a total of 40,000 fully-vested shares to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors.

The following table presents a summary of the Company's ownership as of June 30, 2018:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Issuance of shares to directors	June 28, 2018	Directors	40,000	—
Shares outstanding at June 30, 2018			18,230,000

Subsequent to the initial public offering, iStar purchased 2.2 million shares of the Company's common stock for $41.7 million, representing an average cost of $18.67 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of June 30, 2018, iStar owned 39.8% of the Company's common stock.

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

Accumulated Other Comprehensive Income—Accumulated other comprehensive income consists of net unrealized gains (losses) on the Company's derivative transactions.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended June 30, 2018, the Company declared cash dividends on its common stock of $5.5 million, or $0.30 per share.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 10—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):(1)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	April 14, 2017 to June 30, 2017
Income (loss) from operations	$1,762	$5,504	$(1,604)
Net (income) attributable to noncontrolling interests	(59)	(82)	—
Income (loss) from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$1,703	$5,422	$(1,604)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	April 14, 2017 to June 30, 2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from operations attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$1,703	$5,422	$(1,604)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	18,191	18,191	6,293

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$0.09	$0.30	$(0.25)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of approximately $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of March 31, 2018, iStar had total assets of approximately $4.5 billion and 185 employees in its New York City headquarters and its seven regional offices across the United States.

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

Management Fee Waiver	No management fee paid to the Manager during the first year (through June 30, 2018)
Incentive Fee	None
Term	1 year
Renewal Provision	Automatically renewed for additional one-year terms unless previously terminated by majority of independent directors or otherwise, as provided in the agreement
Termination Fee	None

For the three and six months ended June 30, 2018, the Company recorded $0.9 million and $1.8 million, respectively, in management fees to the Manager. For the period from April 14, 2017 to June 30, 2017, the Company recorded $0.2 million in management fees to the Manager. These management fees are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. The management fees were not actually paid to the Manager because no management fees were payable during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services.

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

For the three and six months ended June 30, 2018, the Company was allocated $0.4 million and $0.8 million, respectively, in expenses from the Manager. For the period from the initial public offering on June 27, 2017 to June 30, 2017, the Company was allocated $20,000 in expenses from the Manager. These expenses are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. In accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses.
Acquisitions

iStar has participated in certain of the Company's investment transactions, either as a seller of land or by providing financing to the Company's Ground Lease tenants. Refer to Note 4 for a description of such transactions.

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
We have a diverse portfolio that is comprised of 22 properties located in major metropolitan areas, 12 of which were acquired or originated by iStar over the past 20 years. All of the properties in our portfolio are subject to long-term leases consisting of 17 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
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
We believe that the reversion right is a unique feature distinguishing Ground Leases from other property types. Accordingly, we periodically estimate the value of our Value Bank based in part on valuations of the Combined Property Value of our portfolio. We retain an independent valuation firm to prepare (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on July 26, 2018, as of June 30, 2018, our estimated Value Bank is $1,259.0 million in the aggregate and our estimated Value Bank per share is $69.06. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank.
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

We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We are structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned by a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by us. The UPREIT structure may afford us with certain benefits as we seek to acquire properties from third parties who may want to defer taxes on the contribution of their Ground Leases to us.
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

In June 2017, we acquired two additional Ground Leases. The Ground Leases were purchased from third-party sellers for an aggregate purchase price of approximately $142.0 million. Both transactions are well located urban developments, and based upon our estimate of net operating income at the properties upon stabilization, have significant coverage to the initial Ground Lease payment due under the leases, greater than 5.4x. We intend to grow our portfolio through future acquisitions and originations of Ground Leases and believe these transactions are indicative of some of the types of Ground Leases we are pursuing for acquisition and origination. We acquired the Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The land is improved with approximately 535 apartments, 71,200 square feet of retail space, 1,300 underground parking spaces and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term at the time of acquisition. We also acquired the Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction. Once completed by our tenant, it will be improved with approximately 507 apartments, 56,100 square feet of retail space, 1,237 underground parking spaces, and signage facing Hollywood Boulevard. The Ground Lease had 87 years remaining on its term at the time of acquisition. Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a Combined Property Value of approximately $600 million.

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
In May 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. The Ground Lease has a term of 99 years. In addition, iStar provided a $19.9 million loan to the ground lessee with an initial term of one year for the acquisition of the property.
In June 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Promenade Crossing, a 212-unit multi-family community located in the Baldwin Park submarket of Orlando, FL. The Ground Lease has a term of 99 years. The ground lessee intends to invest approximately $3.5 million in property renovations over the next two years.
In June 2018, we acquired land and simultaneously structured two Ground Leases as part of the Ground Lease tenant's acquisition from iStar of two industrial facilities located in Miami, FL. Both Ground Leases have a term of 99 years.

Our Portfolio

Our portfolio is comprised of 22 properties located in 12 states with 18 tenants. Our portfolio is comprised of 17 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage. We acquired the 12 properties in our Initial Portfolio prior to the completion of our initial public offering, and we acquired the remainder of our portfolio after the completion of our initial public offering.

The tables below present an overview of our portfolio as of June 30, 2018:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	% of CPI
Onyx on First	Washington, DC	Multi-Family	2117 / 2117	Fixed with Inflation Protection
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed
Promenade Crossing	Orlando, FL	Multi-Family	2117 / 2117	Fixed with Inflation Protection
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Inflation Protection
3333 LifeHope	Atlanta, GA	Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Office	2115 / 2175	Fixed with Inflation Protection
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Inflation Protection
Regency Lakeview	Raleigh-Durham, NC	Office	2117 / 2122	Fixed with Inflation Protection
Glenridge Point	Atlanta, GA	Office	2117 / 2117	Fixed with Inflation Protection
Doubletree Seattle Airport(1)(2)	Seattle, WA	Hospitality	2025 / 2035	% Rent
Hilton Salt Lake(1)	Salt Lake City, UT	Hospitality	2025 / 2035	% Rent
Doubletree Mission Valley(1)	San Diego, CA	Hospitality	2025 / 2035	% Rent
Doubletree Durango(1)	Durango, CO	Hospitality	2025 / 2035	% Rent
Doubletree Sonoma(1)	San Francisco, CA	Hospitality	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hospitality	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hospitality	2026 / 2066	% Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Miami Airport I	Miami, FL	Industrial	2117 / 2117	Fixed with Inflation Protection
Miami Airport II	Miami, FL	Industrial	2117 / 2117	Fixed with Inflation Protection
Total / Weighted Average			59 / 74 yrs
_______________________________________________________________________________

(1)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

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

Tenant Concentration

During the six months ended June 30, 2018, the tenant under our Park Hotels Portfolio accounted for approximately $8.2 million, or 35.4%, of our total revenues, and the tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $2.7 million, or 11.4%, of our total revenues.

In addition, some of our tenants operate hotels at the leased properties. For the six months ended June 30, 2018, 37.4% of our total revenues came from rent payments by these hotel tenants.

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017 (1)

	For the Three Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017
				$ Change	% Change
	(in thousands)
	The Company		Predecessor
Ground and other lease income	$9,861	$4,201	$672	$4,988	>100%
Other income	1,713	3	19	1,691	>100%
Total revenue	11,574	4,204	691	6,679	>100%
Interest expense	3,376	1,868	332	1,176	53%
Real estate expense(2)	398	425	59	(86)	(18)%
Depreciation and amortization	2,275	1,873	114	288	14%
General and administrative	3,292	1,149	132	2,011	>100%
Other expense	471	493	—	(22)	(4)%
Total costs and expenses	9,812	5,808	637	3,367	52%
Net income (loss)	$1,762	$(1,604)	$54	$3,312	>100%
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

(2)	Real estate expense includes the amortization of a below market lease asset at one of our hotel properties.

Ground and other lease income increased to $9.9 million during the three months ended June 30, 2018 from $4.9 million for the same period in 2017. The increase in 2018 was primarily due to ground and other lease income earned on eight Ground Leases originated or acquired subsequent to July 1, 2017.

Other income for the three months ended June 30, 2018 consists primarily of a $1.5 million termination fee received by us in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and interest income earned on our cash balances. Other income for the three months ended June 30, 2017 consists primarily of interest income earned on financing provided to a Ground Lease tenant.
During the three months ended June 30, 2018, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $3.4 million. During the three months ended June 30, 2017, we incurred interest expense of $2.2 million from our 2017 Secured Financing.
Real estate expense was $0.4 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties and insurance expense. During the three months ended June 30, 2017, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance and consulting fees. The decrease in 2018 was primarily due to a decrease in recoverable property taxes at one of our properties.
Depreciation and amortization was $2.3 million and $2.0 million during the three months ended June 30, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets.

General and administrative expenses include management fees (which our Manager waived during the first year of the management agreement), stock-based compensation for equity awards granted to our directors who are not employees of our Manager or iStar, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the three months ended June 30, 2018 and 2017 ($ in thousands):

	For the Three Months Ended June 30,
	2018	2017(1)
Non-cash expenses
Allocation from iStar	$—	$131
Stock-based compensation	765	766
Management fees(2)	907	154
Expense reimbursements to the Manager(2)	366	20
Total - non-cash expenses	2,038	1,071
Cash expenses
Public company and other costs	1,254	210
Total - cash expenses	1,254	210
Total general and administrative expenses	$3,292	$1,281
______________________________________________________

(1)	The three months ended June 30, 2017 is a combination of the periods from April 1, 2017 to April 13, 2017 for Safety, Income & Growth Inc. Predecessor and April 14, 2017 to June 30, 2017 for us.

(2)	Waived through June 30, 2018.

During the three months ended June 30, 2018, other expense consists primarily of pursuit costs related to an unsuccessful acquisition but for which we received a $1.5 million termination fee. During the three months ended June 30, 2017, other expense consists primarily of non-recurring acquisition costs.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017 (1)

	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017
				$ Change	% Change
	(in thousands)
	The Company		Predecessor
Ground and other lease income	$21,141	$4,201	$5,916	$11,024	>100%
Other income	2,126	3	108	2,015	>100%
Total revenue	23,267	4,204	6,024	13,039	>100%
Interest expense	6,631	1,868	2,432	2,331	54%
Real estate expense(2)	752	425	210	117	18%
Depreciation and amortization	4,546	1,873	901	1,772	64%
General and administrative	5,324	1,149	1,143	3,032	>100%
Other expense	510	493	—	17	3%
Total costs and expenses	17,763	5,808	4,686	7,269	69%
Income from sales of real estate	—	—	508	(508)	(100)%
Net income (loss)	$5,504	$(1,604)	$1,846	$5,262	>100%
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

(2)	Real estate expense includes the amortization of a below market lease asset at one of our hotel properties.

Ground and other lease income increased to $21.1 million during the six months ended June 30, 2018 from $10.1 million for the same period in 2017. The increase in 2018 was primarily due to $6.0 million of ground and other lease income earned on eight Ground Leases originated or acquired subsequent to July 1, 2017 and an increase of $2.8 million of percentage rent earned on our Park Hotels Portfolio.

Other income for the six months ended June 30, 2018 consists primarily of a $1.5 million termination fee received by us in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and interest income earned on our cash balances. Other income for the six months ended June 30, 2017 consists primarily of interest income earned on financing provided to a Ground Lease tenant.
During the six months ended June 30, 2018, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $6.6 million. During the six months ended June 30, 2017, we incurred interest expense from our 2017 Secured Financing of $2.2 million and we incurred an allocation of interest expense from iStar of $2.1 million for the period prior to the origination of the 2017 Secured Financing. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment.
Real estate expense was $0.8 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties and insurance expense. During the six months ended June 30, 2017, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance and consulting fees. The increase in 2018 was primarily due to the amortization of a below market lease asset at one of our hotel properties.
Depreciation and amortization was $4.5 million and $2.8 million during the six months ended June 30, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets.

For the six months ended June 30, 2017, general and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the six months ended June 30, 2018 and 2017 ($ in thousands):

	For the Six Months Ended June 30,
	2018	2017(1)
Non-cash expenses
Allocation from iStar	$—	$1,053
Stock-based compensation	765	766
Management fees(2)	1,804	154
Expense reimbursements to the Manager(2)	777	20
Total - non-cash expenses	3,346	1,993
Cash expenses
Public company and other costs	1,978	299
Total - cash expenses	1,978	299
Total general and administrative expenses	$5,324	$2,292
______________________________________________________

(1)	The six months ended June 30, 2017 is a combination of the periods from January 1, 2017 to April 13, 2017 for Safety, Income & Growth Inc. Predecessor and April 14, 2017 to June 30, 2017 for us.

(2)	Waived through June 30, 2018.

During the six months ended June 30, 2018, other expense consists primarily of pursuit costs related to an unsuccessful acquisition (but for which we received a $1.5 million termination fee) and fees related to our derivative transactions. During the six months ended June 30, 2017, other expense consists primarily of non-recurring acquisition costs.

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

The following table presents a reconciliation of our consolidated and combined net income (loss) allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure, to FFO and AFFO allocable to Safety, Income & Growth Inc. common shareholders, for the periods presented:(1)

	For the Three Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	(in thousands)
Funds from Operations	The Company		Predecessor	The Company		Predecessor
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$1,703	$(1,604)	$54	$5,422	$(1,604)	$1,846
Add: Depreciation and amortization	2,275	1,873	114	4,546	1,873	901
Less: Income from sales of real estate	—	—	—	—	—	(508)
FFO allocable to Safety, Income & Growth Inc. common shareholders	$3,978	$269	$168	$9,968	$269	$2,239

Adjusted Funds from Operations
FFO allocable to Safety, Income & Growth Inc. common shareholders	$3,978	$269	$168	$9,968	$269	$2,239
Straight-line rental income	(3,944)	(1,044)	(159)	(6,602)	(1,044)	(1,271)
Amortization of real estate-related intangibles, net	547	346	15	1,017	346	118
Stock-based compensation	765	766	31	765	766	246
Acquisition costs	—	381	—	—	381	—
Non-cash management fees and expense reimbursements	1,273	174	—	2,581	174	—
Non-cash interest expense	363	2	20	710	2	20
Allocable share of noncontrolling interests' amortization of real estate-related intangibles and straight-line rental income	40	—	—	54	—	—
AFFO allocable to Safety, Income & Growth Inc. common shareholders	$3,022	$894	$75	$8,493	$894	$1,352
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

The following table presents a reconciliation of our consolidated and combined net income allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure to EBITDA allocable to Safety, Income & Growth Inc. common shareholders, for the periods presented:(1)

	For the Three Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from April 1, 2017 to April 13, 2017	For the Six Months Ended June 30, 2018	For the Period from April 14, 2017 to June 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	(in thousands)
EBITDA	The Company		Predecessor	The Company		Predecessor
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$1,703	$(1,604)	$54	$5,422	$(1,604)	$1,846
Add: Interest expense	3,376	1,868	332	6,631	1,868	2,432
Add: Depreciation and amortization	2,275	1,873	114	4,546	1,873	901
EBITDA allocable to Safety, Income & Growth Inc. common shareholders	$7,354	$2,137	$500	$16,599	$2,137	$5,179
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

As of June 30, 2018, we had $35.8 million of unrestricted cash and the ability to borrow an additional $85.9 million on our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) without pledging any additional assets to the facility. We refer to this $121.7 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors and borrowings from our other debt facilities. Our primary uses of cash to date have been the $113.0 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below), the acquisition/origination of 10 Ground Leases for an aggregate purchase price of approximately $290.4 million, repayments on our debt facilities and distributions to our stockholders.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of June 30, 2018 (refer to Note 6 to the consolidated and combined financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
2017 Hollywood Mortgage	71,000	—	—	71,000	—	—
2017 Revolver	10,000	—	—	10,000	—	—
Total principal maturities	308,000	—	—	81,000	227,000	—
Interest Payable(2)	89,087	11,545	23,122	21,517	32,903	—
Purchase Commitments(3)	33,959	—	33,959	—	—	—
Total	$431,046	$11,545	$57,081	$102,517	$259,903	$—
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

(2)	Interest payable does not include interest that may be payable under our derivatives.

(3)	Refer to Note 4 of the consolidated and combined financial statements.

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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated and combined financial statements and our 2017 Annual Report on Form 10-K.

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

As of June 30, 2018, we had $227.0 million principal amount of fixed-rate debt outstanding from the 2017 Secured Financing, $10.0 million principal amount of floating-rate debt outstanding from the 2017 Revolver and $71.0 million principal amount of floating-rate debt outstanding from the 2017 Hollywood Mortgage.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.09% as of June 30, 2018. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income
-100 Basis Points	$(560)
-50 Basis Points	(280)
-10 Basis Points	(56)
Base Interest Rate	—
+10 Basis Points	56
+ 50 Basis Points	280
+100 Basis Points	560

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds

In May 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 100 and 200 Glenridge Point, two multi-tenant office buildings in Atlanta, GA. The Ground Lease has a term of 99 years.
In June 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Promenade Crossing, a 212-unit multi-family community located in the Baldwin Park submarket of Orlando, FL. The Ground Lease has a term of 99 years.
In June 2018, the Company acquired land and simultaneously structured two Ground Leases as part of the Ground Lease tenant's acquisition from iStar of two industrial facilities located in Miami, FL. Both Ground Leases have a term of 99 years.
The aggregate purchase price for the acquisitions made during the three months ended June 30, 2018 was $43.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated and Combined Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated and Combined Statements of Changes in Equity (unaudited) for the six months ended June 30, 2018 and 2017, (v) the Consolidated and Combined Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017 and (vi) the Notes to the Consolidated and Combined Financial Statements (unaudited).

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

Safety, Income & Growth Inc. Registrant
Date:	July 26, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safety, Income & Growth Inc. Registrant
Date:	July 26, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)