Form 10-K/A
period 2017-12-31
Safety, Income & Growth, Inc.
filed 2018-10-10
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Safety, Income & Growth Inc. (the “Company”) announced in November 2017 that it had engaged Deloitte & Touche LLP ("Deloitte") as its independent registered public accounting firm for the 2018 fiscal year, effective upon the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"). The Company filed the 2017 Annual Report on February 20, 2018, including its audited financial statements for the period from April 14, 2017 to December 31, 2017, the period from January 1, 2017 to April 13, 2017 and the years ended December 31, 2016 and 2015 and an audit report of its predecessor accounting firm. In June 2018, the Company filed a Form 8‐K (the "June 8‐K") to recast certain of the historical financial information included in the Annual Report to reflect the adoption, effective January 1, 2018, of Accounting Standards Update 2016‐18, Statement of Cash Flows: Restricted Cash ("ASU 2016‐18"), which recast the statement of cash flows to include restricted cash with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents. The Company's audit committee subsequently engaged Deloitte on July 24, 2018 to re-audit the Company's financial statements included in the 2017 Annual Report and the June 8-K so that in connection with future securities offerings, the Company would not have to obtain consents and comfort letters from more than one accounting firm. The Company is filing this Amendment No. 1 to the 2017 Annual Report in order to replace the audit reports of the predecessor firm with Deloitte's audit report on the financial statements included in the 2017 Annual Report and the June 8-K.
The re-audit did not result in any restatements of the previously issued financial statements included in the 2017 Annual Report and the June 8-K. The re-audited financial statements and accompanying notes included herein reflect the Company's adoption of ASU 2016-18 and certain other accounting standards updates. In addition, the header of the statement of stockholders equity has been amended to correctly reflect the Company's name and the periods shown in the statement.
Other than as discussed in this Explanatory Note, no changes have been made to the 2017 Annual Report in this Amendment or the financial statements in the June 8-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date of the 2017 Annual Report and does not modify or update in any way other disclosures made in the 2017 Annual Report, except with regard to the adoption of ASU 2016-18. However, for the convenience of the reader, this Amendment No. 1 sets forth the Original Report in its entirety as amended by the changes discussed above.

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

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income
-100 Basis Points	$(549)
-50 Basis Points	(120)
-10 Basis Points	(24)
Base Interest Rate	—
+10 Basis Points	24
+ 50 Basis Points	120
+100 Basis Points	240

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	54
Financial Statements:
Consolidated and Combined Balance Sheets as of December 31, 2017 and 2016	55
Consolidated and Combined Statements of Operations for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	56
Consolidated and Combined Statements of Comprehensive Income (Loss) for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	57
Consolidated and Combined Statements of Changes in Equity for the for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	58
Consolidated and Combined Statements of Cash Flows for the periods from April 14, 2017 to December 31, 2017, January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	59
Notes to Consolidated and Combined Financial Statements	60
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 with reconciliations from April 14, 2017 to December 31, 2017, from January 1, 2017 to April 13, 2017 and for the years ended December 31, 2016 and 2015	79

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Safety, Income & Growth Inc.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safety, Income and Growth Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the period April 14, 2017 to December 31, 2017 and the combined balance sheet of the Company as of December 31, 2016 (Predecessor) and the related combined statements of operations, comprehensive income, changes in equity, and cash flows for the period January 1, 2017 to April 13, 2017 (Predecessor) and each of the two years in the period ended December 31, 2016 (Predecessor), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 (Predecessor), and the results of its operations and its cash flows for the period from April 14, 2017 to December 31, 2017, the period January 1, 2017 to April 13, 2017 (Predecessor), and each of the two years in the period ended December 31, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of reconciling and disclosing restricted cash on the consolidated statement of cash flows for the year ended December 31, 2017 as a result of the adoption of Accounting Standards Update 2016-18, “Statement of Cash Flows: Restricted Cash”.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
October 10, 2018

We have served as the Company’s auditor since 2018.

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

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)

	For the Period from April 14, 2017 to December 31, 2017	For the Period From January 1, 2017 to April 13, 2017	For the Years Ended December 31,
			2016	2015
	The Company	Predecessor
Cash flows from operating activities:
Net income (loss)	$(3,669)	$1,846	$6,615	$5,717
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	6,406	901	3,142	3,140
Non-cash expense for stock-based compensation	766	—	—	—
Deferred ground and other lease income	(4,097)	(1,271)	(4,374)	(2,902)
Income from sales of real estate	—	(508)	—	—
Amortization of real estate-related intangibles, net	1,178	118	414	332
Amortization of premium and deferred financing costs on debt obligations, net	465	—	—	—
Management fees and non-cash expense reimbursements to the Manager	2,627	—	—	—
Other operating activities	15	24	—	—
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	1,394	2,088	(858)	(588)
Changes in deferred expenses and other assets, net	151	(576)	(39)	(430)
Changes in accounts payable, accrued expenses and other liabilities	852	(13)	580	(244)
Cash flows provided by operating activities	6,088	2,609	5,480	5,025
Cash flows from investing activities:
Acquisitions of real estate	(270,734)	—	(3,915)	—
Proceeds from sales of real estate	—	508	—	—
Other investing activities	(2,443)	(1,042)	(4,057)	—
Cash flows used in investing activities	(273,177)	(534)	(7,972)	—
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(220,813)	3,447	1,943
Distributions to noncontrolling interest	—	—	—	(594)
Contributions from noncontrolling interest	—	—	—	(6,352)
Contribution from iStar Inc.	14,350	—	—	—
Proceeds from issuance of common stock	363,000	—	—	—
Proceeds from debt obligations	176,000	227,000	—	—
Repayments of debt obligations	(95,000)	—	—	—
Payments for deferred financing costs	(4,170)	(7,217)	—	—
Payment of offering costs	(14,372)	(779)	(977)	—
Dividends paid to common shareholders	(2,849)	—	—	—
Cash flows provided by (used in) financing activities	436,959	(1,809)	2,470	(5,003)
Changes in cash, cash equivalents and restricted cash	169,870	266	(22)	22
Cash, cash equivalents and restricted cash at beginning of period	—	—	22	—
Cash, cash equivalents and restricted cash at end of period	$169,870	$266	$—	$22
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,528	$168	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Assumption of debt obligations	$227,415	$—	$—	$—
Contribution from iStar Inc.	7,217	—	—	—
Dividends declared to common shareholders	2,728	—	—	—
Accrued offering costs	1,347	—	769	—
Accrued finance costs	128	21	—	—
Contribution from noncontrolling interest	—	—	—	3,819
Net transactions with iStar Inc.	—	—	—	34,372
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
New Accounting Pronouncements—In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company early adopted ASU 2017-12 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05") to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. The amendments in ASU 2017-05 simplify GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments in ASU 2017-05 require an entity to initially measure a retained noncontrolling interest in a nonfinancial asset at fair value consistent with how a retained noncontrolling interest in a business is measured. Also, if an entity transfers ownership interests in a consolidated subsidiary that is within the scope of ASC 610-20 and continues to have a controlling financial interest in that subsidiary, ASU 2017-05 requires the entity to account for the transaction as an equity transaction, which is consistent with how changes in ownership interests in a consolidated subsidiary that is a business are recorded when a parent retains a controlling financial interest in the business. The Company adopted ASU 2017-05 on January 1, 2018 using the modified retrospective approach and the adoption did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01") to provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The Company's real estate acquisitions have historically been accounted for as a business combination or an asset acquisition. Under ASU 2017-01, certain transactions previously accounted for as business combinations under the existing guidance would be accounted for as asset acquisitions under the new guidance. As a result, the Company expects more transaction costs to be capitalized under real estate acquisitions and less transaction costs to be expensed under business combinations as a result of the new guidance. The Company adopted ASU 2017-01 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18") which requires that restricted cash be included with cash and cash equivalents when reconciling beginning and ending cash and cash equivalents on the statement of cash flows. In addition, ASU 2016-18 requires disclosure of what is included in restricted cash. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 did not have a material impact on the Predecessor's combined financial statements. The following table provides a reconciliation of the cash, cash equivalents and restricted cash reported in the Company's consolidated balance sheet that total to the same amount as reported in the Company's consolidated statement of cash flows (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$168,214	$—
Restricted cash(1)	1,656	—
Total cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows	$169,870	$—
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") which was issued to reduce diversity in practice in how certain cash receipts and cash payments, including debt prepayment or debt extinguishment costs, distributions from equity method investees, and other separately identifiable cash flows, are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (‘‘ASU 2016-02’’), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. For operating leases, a lessee will be required to: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis and (iii) classify all cash payments within operating activities in its statement of cash flows. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. However, in certain instances a long-term lease of land could be classified as a sales-type lease, resulting in the lessor derecognizing the underlying asset from its books and recording a profit or loss on the sale and a net investment in the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of the guidance on the Company’s consolidated financial statements and currently expects that certain future Ground Lease transactions will qualify as sales-type leases. This qualification will result in the Company recording a net investment in the lease asset and interest income on the net investment in the lease.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (‘'ASU 2014-09’') which supersedes existing industry-specific guidance, including ASC 360-20, Real Estate Sales. The new standard is principles-based and requires more estimates and judgment than current guidance. Certain contracts with customers, including lease contracts and financial instruments and other contractual rights, are not within the scope of the new guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and the adoption did not have a material impact on the Company's consolidated financial statements.

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

PART IV
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	XBRL-related documents
101	Interactive data file
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

Safety, Income & Growth Inc. Registrant
Date:	October 10, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Safety, Income & Growth Inc. Registrant
Date:	October 10, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 10, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer