Form 10-Q
period 2018-09-30
Safety, Income & Growth, Inc.
filed 2018-10-25
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
As of October 24, 2018, there were 18,230,000 shares, $0.01 par value per share, of Safety, Income & Growth Inc. common stock outstanding.

		Page
PART I	Consolidated and Combined Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017	1
	Consolidated and Combined Statements of Operations (unaudited)—For the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and the periods from April 14, 2017 to September 30, 2017 and January 1, 2017 to April 13, 2017	2
	Consolidated and Combined Statements of Comprehensive Income (unaudited)—For the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and the periods from April 14, 2017 to September 30, 2017 and January 1, 2017 to April 13, 2017	3
	Consolidated and Combined Statements of Changes in Equity (unaudited)—For the nine months ended September 30, 2018 and the periods from January 1, 2017 to April 13, 2017 and April 14, 2017 to September 30, 2017	4
	Consolidated and Combined Statements of Cash Flows (unaudited)—For the nine months ended September 30, 2018 and the periods from January 1, 2017 to April 13, 2017 and April 14, 2017 to September 30, 2017	5
	Notes to Consolidated and Combined Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II	Other Information	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

PART I. CONSOLIDATED AND COMBINED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safety, Income & Growth Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Real estate
Real estate, at cost	$535,318	$413,145
Less: accumulated depreciation	(8,756)	(4,253)
Total real estate, net	526,562	408,892
Real estate-related intangible assets, net	221,090	138,725
Total real estate, net and real estate-related intangible assets, net	747,652	547,617
Cash and cash equivalents	19,248	168,214
Restricted cash	757	1,656
Deferred ground and other lease income receivable, net	15,878	4,097
Deferred expenses and other assets, net	25,460	6,929
Total assets	$808,995	$728,513
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$9,247	$7,545
Real estate-related intangible liabilities, net	57,776	57,959
Debt obligations, net	371,375	307,074
Total liabilities	438,398	372,578
Commitments and contingencies (refer to Note 7)
Equity:
Safety, Income & Growth Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,230 and 18,190 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	182	182
Additional paid-in capital	369,625	364,919
Retained deficit	(10,053)	(9,246)
Accumulated other comprehensive income	8,978	80
Total Safety, Income & Growth Inc. shareholders' equity	368,732	355,935
Noncontrolling interests	1,865	—
Total equity	370,597	355,935
Total liabilities and equity	$808,995	$728,513
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017

Revenues:	The Company				Predecessor
Ground and other lease income	$11,567	$6,172	$32,708	$10,374	$5,916
Other income	77	84	2,203	86	108
Total revenues	11,644	6,256	34,911	10,460	6,024
Costs and expenses:
Interest expense	3,747	2,445	10,378	4,313	2,432
Real estate expense(2)	456	472	1,208	897	210
Depreciation and amortization	2,290	2,266	6,836	4,139	901
General and administrative	2,779	1,672	8,103	2,821	1,143
Other expense	303	122	812	615	—
Total costs and expenses	9,575	6,977	27,337	12,785	4,686
Income (loss) from operations	2,069	(721)	7,574	(2,325)	1,338
Income from sales of real estate	—	—	—	—	508
Net income (loss)	2,069	(721)	7,574	(2,325)	1,846
Net (income) allocable to noncontrolling interests	(60)	—	(142)	—	—
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$2,009	$(721)	$7,432	$(2,325)	$1,846

Per common share data:
Net income (loss)
Basic and diluted	$0.11	$(0.04)	$0.41	$(0.18)	N/A
Weighted average number of common shares:
Basic and diluted	18,230	18,190	18,204	12,731	N/A

Dividends declared per share	$0.15	$0.15	$0.45	$0.1566	N/A
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the three and nine months ended September 30, 2018, real estate expense includes the amortization of a below market lease asset at one of the Company's hotel properties of $0.2 million and $0.7 million, respectively. For the three months ended September 30, 2017 and the periods from April 14, 2017 to September 30, 2017 and January 1, 2017 to April 13, 2017, real estate expense includes reimbursable property taxes at one of the Company's properties of $0.1 million, $0.2 million and $0.2 million, respectively.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	The Company				Predecessor
Net income (loss)	$2,069	$(721)	$7,574	$(2,325)	$1,846
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	41	—	—
Reclassification of gains on derivatives into earnings	(77)	—	(99)	—	—
Unrealized gain (loss) on derivatives	2,954	(117)	8,956	(243)	415
Other comprehensive income (loss)	2,877	(117)	8,898	(243)	415
Comprehensive income (loss)	4,946	(838)	16,472	(2,568)	2,261
Comprehensive (income) attributable to noncontrolling interest	(60)	—	(142)	—	—
Comprehensive income (loss) attributable to Safety, Income & Growth Inc.	$4,886	$(838)	$16,330	$(2,568)	$2,261
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Changes in Equity
(In thousands)
(unaudited)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Predecessor
Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—	$—
Net income	1,846	—	—	—	—	—	—
Unrealized gain on cash flow hedge	415	—	—	—	—	—	—
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—	—
Balance as of April 13, 2017	(64,461)	—	—	—	—	—	—

The Company
Net loss	$—	$—	$—	$(2,325)	$—	$—	$(2,325)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	—	250,000
Contributions from iStar Inc.	—	—	20,113	—	—	—	20,113
Offering costs	—	—	(20,232)	—	—	—	(20,232)
Issuance of common stock to directors	—	—	766	—	—	—	766
Dividends declared	—	—	—	(2,848)	—	—	(2,848)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(243)	—	(243)
Balance as of September 30, 2017	$—	$182	$363,465	$(5,173)	$(243)	$—	$358,231

Balance as of December 31, 2017	$—	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	—	7,432	—	142	7,574
Contributions from iStar Inc.	—	—	2,581	—	—	—	2,581
Offering costs	—	—	1,347	—	—	—	1,347
Issuance of common stock to directors/amortization	—	—	778	—	—	—	778
Dividends declared	—	—	—	(8,198)	—	—	(8,198)
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	—	8,857	—	8,857
Contributions from noncontrolling interests	—	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Balance as of September 30, 2018	$—	$182	$369,625	$(10,053)	$8,978	$1,865	$370,597
_______________________________________________________________________________
(1)The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.
The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	The Company		Predecessor
Cash flows from operating activities:
Net income (loss)	$7,574	$(2,325)	$1,846
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,836	4,139	901
Non-cash stock-based compensation expense	778	766	—
Deferred ground and other lease income	(11,781)	(2,422)	(1,271)
Income from sales of real estate	—	—	(508)
Amortization of real estate-related intangibles, net	1,709	754	118
Amortization of premium and deferred financing costs on debt obligations, net	1,124	226	20
Management fees and non-cash expense reimbursements to the Manager	3,500	1,393	—
Other operating activities	(7)	54	4
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	—	1,394	2,088
Changes in deferred expenses and other assets, net	(1,265)	96	(576)
Changes in accounts payable, accrued expenses and other liabilities	2,348	390	(13)
Cash flows provided by operating activities	10,816	4,465	2,609
Cash flows from investing activities:
Acquisitions of real estate	(208,083)	(270,734)	—
Proceeds from sales of real estate	—	—	508
Deposits on ground lease investments	(9,043)	—	—
Other investing activities	377	415	(1,042)
Cash flows used in investing activities	(216,749)	(270,319)	(534)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	—	(220,813)
Contribution from iStar Inc.	—	14,350	—
Proceeds from issuance of common stock	—	363,000	—
Proceeds from debt obligations	64,000	—	227,000
Payments for deferred financing costs	(1,056)	(2,821)	(7,217)
Dividends paid to common shareholders	(8,192)	—	—
Payment of offering costs	(407)	(14,372)	(779)
Distributions to noncontrolling interests	(27)	—	—
Contributions from noncontrolling interests	1,750	—	—
Cash flows provided by (used in) financing activities	56,068	360,157	(1,809)
Changes in cash, cash equivalents and restricted cash	(149,865)	94,303	266
Cash, cash equivalents and restricted cash at beginning of period	169,870	—	—
Cash, cash equivalents and restricted cash at end of period	$20,005	$94,303	$266
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$2,581	$5,763	$—
Assumption of debt obligations	—	227,415	—
Dividends declared to common shareholders	2,735	2,828	—
Accrued finance costs	165	42	21
Offering costs	(1,336)	1,567	—
_______________________________________________________________________________

(1)	The combined statements of cash flows prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements
(unaudited)

Note 1—Business and Organization

Business—Safety, Income & Growth Inc. (the "Company") operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder ("Ground Leases"). The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground Leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon. Ground Leases are similar to "triple net" leases because the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default and termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for future investment value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company's predecessor ("Original Safety" or the "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company: (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned; (ii) completed the $227.0 million 2017 Secured Financing (refer to Note 6) on March 30, 2017; (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 50.9% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million (representing a 49.1% ownership interest in the Company at such time); and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar, its largest shareholder. The price per share paid in the initial public offering and the private placement was $20.00. iStar incurred a total of $18.9 million of organization and offering costs in connection with these transactions and received no reimbursement for its payment of the organization and offering costs. The payment of such costs were treated as capital contributions from iStar with an offsetting cost of capital in the Company's consolidated statements of changes in equity.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), which is currently wholly-owned by the Company. The UPREIT structure may afford

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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
The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These combined financial statements for the periods prior to April 14, 2017 include an allocation of general and administrative expenses and interest expense to the Predecessor from iStar. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, represent a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets as a percentage of iStar’s average net assets. Interest expense was allocated to the Predecessor by calculating its average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment (only for the number of days in the period in which the Predecessor did not have debt obligations outstanding—refer to Note 6). The Company believes the allocation methodology for the general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense allocation presented in our combined statements of operations for Predecessor periods does not necessarily reflect what our general and administrative expenses will be as a standalone public company for future reporting periods. In the opinion of management, the accompanying combined financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. These unaudited consolidated and combined financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017.

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2018, the total assets of these consolidated VIEs were $53.4 million and total liabilities were $0.2 million. The classifications of these assets are primarily within "Real estate, net" and "Real estate-related intangible assets, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2018.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") in 2018.

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

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$19,248	$168,214	$91,327
Restricted cash(1)	757	1,656	2,976
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$20,005	$169,870	$94,303
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation ("ASU 2018-07") which was issued to align the guidance on share-based payments for goods and services to non-employees with share-based payments to employees. ASU 2018-07 requires non-employee share-based payment awards (refer to Note 11 - Management Agreement) to be measured at the grant date fair value of the equity instruments that the entity is obligated to issue for the goods and services received and the awards are not remeasured. Grant date is generally defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the share-based award. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and the Company adopted ASU 2018-07 on July 1, 2018. The adoption of ASU 2018-7 did not have a material impact on the Company's consolidated financial statements.

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

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated and combined balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of September 30, 2018 was approximately $360.4 million and falls within Level 3 of the fair value hierarchy.

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
New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. Adoption of ASU 2016-02 may result in the lessor and lessee under a long term lease of land to record the lease as a financing transaction. The lessor under a long-term lease of land will likely classify its land as a sales-type lease and record the land as a net investment in the lease. For the Company's Ground Leases which are sales-type leases, lease payments received by the Company will be recorded as interest income and amortization of the net investment in the lease. The amount recorded as interest income in any given period will likely be different than the straight-line ground lease income that would have been recorded under the superseded guidance. Management currently expects to elect the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019.

Lessees under operating and finance leases will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight line basis), each reflected separately in the statement of operations.

ASU 2018-11 amends ASU 2016-02 so that: (i) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (ii) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management currently expects to elect both of these provisions.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Land and land improvements, at cost	$342,922	$220,749
Buildings and improvements, at cost	192,396	192,396
Less: accumulated depreciation	(8,756)	(4,253)
Total real estate, net	$526,562	$408,892
Real estate-related intangible assets, net	221,090	138,725
Total real estate, net and real estate-related intangible assets, net	$747,652	$547,617

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Above-market lease assets, net(1)	$154,926	$77,197
In-place lease assets, net(2)	40,376	35,744
Below-market lease asset, net(3)	25,043	25,784
Other intangible assets, net	745	—
Real estate-related intangible assets, net	$221,090	$138,725
_______________________________________________________________________________

(1)
Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $2.3 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.6 million and $1.4 million for the three and nine months ended September 30, 2018, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $0.3 million and $0.6 million for the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, respectively. Above-market lease assets are amortized over the term of the leases. The Company recorded $79.2 million of above-market lease assets in connection with 10 Ground Leases entered into during the nine months ended September 30, 2018.

(2)
In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $4.5 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively. The amortization expense for in-place leases was $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively. The amortization expense for in-place leases was $0.8 million and $1.4 million for the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, respectively. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. In-place lease assets are amortized over the term of the leases.

(3)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $1.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. The amortization expense for the Company's below-market lease asset was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. The amortization expense for the Company's below-market lease asset was $0.2 million and $0.5 million for the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, respectively. These amounts are included in "Real estate expense" in the Company's consolidated statements of operations. The below-market lease asset is amortized over the term of the lease.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2018 (remaining three months)	$1,718
2019	6,872
2020	6,872
2021	6,872
2022	6,872
_______________________________________________________________________________

(1)	As of September 30, 2018, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 72 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of
	September 30, 2018	December 31, 2017
Below-market lease liabilities(1)	$57,776	$57,959
Real estate-related intangible liabilities, net	$57,776	$57,959
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $0.9 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.2 million and $0.3 million for the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, respectively.

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

The Company acquired the existing Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The Ground Lease had 87 years remaining on its term at the time of acquisition.
The Company acquired the existing Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction as a multi-family development with retail space and underground parking. The Ground Lease had 87 years remaining on its term at the time of acquisition.

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

The following unaudited table summarizes the Company's pro forma revenues and net income (loss) for the three and nine months ended September 30, 2017 as if the acquisitions of these properties were completed on January 1, 2016 ($ in thousands):

Three Months Ended September 30, 2017
Pro forma revenues(1)	$6,256
Pro forma net loss(1)(2)	(721)

Nine Months Ended September 30, 2017
Pro forma revenues(1)	$18,916
Pro forma net income(1)(2)	387
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

(2)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and earnings per share ("EPS") was not applicable.

In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, the Company's largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
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
In February 2018, the Company entered into two ventures in which it has majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The partners' noncontrolling interests in the ventures are recorded in "Noncontrolling interests" on the Company's consolidated balance sheets (refer to Note 9). The first Ground Lease was part of the recapitalization of a two-building office campus in Cary, NC. The second Ground Lease was part of the acquisition of an office building in midtown Atlanta. Both Ground Leases have terms of 99 years.
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
In July 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of The Madison, a 177,000 square foot Class-A office building located in Phoenix, AZ. The Ground Lease has a term of 99 years.
In July 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Balboa Executive Center, a 121,000 square foot office building located in San Diego, CA. The Ground Lease has a term of 99 years.
In August 2018, the Company acquired the existing Ground Lease at 1325 Wilson Blvd. in Rosslyn, VA. The Ground Lease expires in June 2035 and has four 10-year extension options through June 2075. The property is improved with a 318-unit, 16-story Hyatt Centric branded hotel.
In August 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of the Jefferson Building, a 73,000 square foot office building located in Washington, DC. The Ground Lease has a term of 99 years.
In August 2018, the Company entered into a forward commitment to acquire land and provide a Ground Lease for the Ground Lease tenant's construction of a 315-unit multi-family property in Washington, DC (refer to Note 7). The Ground Lease will have a term of 99 years.
The Company accounted for the acquisitions made during the nine months ended September 30, 2018 as asset acquisitions and recorded an aggregate $122.2 million in "Real estate, net," an aggregate $86.9 million in "Real estate-related intangible assets, net" and an aggregate $0.3 million in "Real estate-related intangible liabilities, net" on its consolidated balance sheet.
During the nine months ended September 30, 2018, the Company received $1.5 million in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of September 30, 2018, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2018 (remaining three months)	$1,278	$3,130	$2,520	$6,928
2019	5,111	12,634	10,082	27,827
2020	5,111	12,832	10,082	28,025
2021	5,111	13,039	10,082	28,232
2022	5,111	13,242	10,082	28,435
Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Purchase deposits	$11,900	$2,855
Interest rate hedge assets	9,127	1,042
Deferred finance costs, net(1)	2,760	2,490
Other assets	1,236	450
Leasing costs, net	437	92
Deferred expenses and other assets, net	$25,460	$6,929
_______________________________________________________________________________

(1)	Accumulated amortization of deferred finance costs was $1.3 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Accrued expenses(1)	$2,765	$1,285
Dividends declared and payable	2,735	2,728
Other liabilities(2)	1,559	621
Interest payable	1,162	660
Management fee payable	919	—
Interest rate hedge liabilities	107	904
Accounts payable(3)	—	1,347
Accounts payable, accrued expenses and other liabilities	$9,247	$7,545
_______________________________________________________________________________

(1)	As of September 30, 2018 and December 31, 2017, accrued expenses primarily includes accrued legal expenses, audit expenses and deferred finance costs.

(2)
As of September 30, 2018, other liabilities includes $0.4 million reimbursable to the Manager for allocated expenses. As of December 31, 2017, other liabilities includes $0.1 million due to the Manager for costs it paid on the Company's behalf.

(3)	As of December 31, 2017, accounts payable includes accrued offering costs.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Note 6—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Stated Interest Rate		Scheduled Maturity Date(1)
	September 30, 2018	December 31, 2017
Secured credit financing:
2017 Secured Financing	$227,000	$227,000	3.795%		April 2027
2017 Hollywood Mortgage	71,000	71,000	One-Month LIBOR plus 1.33%	(2)	January 2023
2017 Revolver	74,000	10,000	One-Month LIBOR plus 1.35%		June 2022
Total secured credit financing	372,000	308,000
Total debt obligations	372,000	308,000
Debt premium and deferred financing costs, net	(625)	(926)
Total debt obligations, net	$371,375	$307,074
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

(2)	As of September 30, 2018, inclusive of the effect of an interest rate swap the effective interest rate is 3.04%.

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
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. In July 2018, the Company added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has a term of three years with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. During the three months ended September 30, 2018, the Company increased borrowings on the 2017 Revolver by $64.0 million. As of September 30, 2018, there was $276.0 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $51.1 million without pledging any additional assets to the facility.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. In 2018, the Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. As of September 30, 2018, the Company was in compliance with all of its financial covenants.
Future Scheduled Maturities—As of September 30, 2018, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

	2017 Secured Financing	2017 Hollywood Mortgage	2017 Revolver	Total
2018 (remaining three months)	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	74,000	74,000
Thereafter	227,000	71,000	—	298,000
Total principal maturities	227,000	71,000	74,000	372,000
Debt premium and deferred financing costs, net				(625)
Total debt obligations, net				$371,375
Note 7—Commitments and Contingencies

Unfunded Commitments—In October 2017, the Company entered into a commitment to acquire land subject to a Ground Lease on November 1, 2020 from iStar for $34.0 million (refer to Note 4).

In August 2018, the Company entered into an aggregate $30.0 million commitment to acquire land for $12.5 million and provide a $17.5 million leasehold improvement allowance for the Ground Lease tenant's construction of a 315-unit multi-family property in Washington, DC (refer to Note 4). The Company has a call option to purchase the land at any time and currently expects to acquire the land in September 2019. The Company expects to fund the leasehold improvement allowance in early 2020.
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

Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the nine months ended September 30, 2018, the Company’s two largest tenants accounted for approximately $10.7 million and $4.0 million, or 30.7% and 11.4%, respectively, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 27.4% of the Company’s total assets as of September 30, 2018. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

For the Company's derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 ($ in thousands):(1)

	September 30, 2018	December 31, 2017
Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$9,101	$1,024	Deferred expenses and other assets, net
Interest rate cap(3)	26	18	Deferred expenses and other assets, net
	$9,127	$1,042
Liabilities
Interest rate swaps	$107	$904	Accounts payable, accrued expenses and other liabilities
	$107	$904
____________________________________________________________________________

(1)	For the three and nine months ended September 30, 2018, the Company recorded $3.0 million and $9.0 million, respectively, of unrealized gains in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $1.0 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

as of September 30, 2018 and December 31, 2017, the Company posted collateral of $0.8 million and $1.7 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 ($ in thousands):(1)

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2018
Interest rate swaps	Interest expense	$2,954	$77

For the Nine Months Ended September 30, 2018
Interest rate swaps	Interest expense	$8,956	$99
____________________________________________________________________________
(1) For the period from April 14, 2017 to September 30, 2017, the Company recognized $(0.2) million in accumulated other comprehensive income (loss).

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended September 30, 2018
Interest rate cap	Interest expense	$(1)

For the Nine Months Ended September 30, 2018
Interest rate cap	Interest expense	$9
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

The following table presents a summary of the Company's ownership as of September 30, 2018:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Issuance of shares to directors	June 28, 2018	Directors	40,000	—
Shares outstanding at September 30, 2018			18,230,000

Subsequent to the initial public offering, iStar purchased 2.2 million shares of the Company's common stock for $41.7 million, for an average cost of $18.67 per share, pursuant to two 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. During the three months ended September 30, 2018, iStar purchased an additional 133,524 shares of the Company's common stock in private and open market transactions for $2.2 million, for an average cost of $16.39 per share. The Company's board of directors has approved iStar’s ownership of up to 41.9% of the Company's outstanding shares of common stock. As of September 30, 2018, iStar owned 40.5% of the Company's common stock.

Equity Plan—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests in a subsidiary of the operating partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price ranging from $25.00 to $35.00. The awards generally entitle plan participants to distributions, in the aggregate, of up to 15% of the capital appreciation above the Company's investment basis. If the hurdles are not achieved in three years, the awards automatically terminate. Awards with an aggregate fair value of $1.5 million were granted to employees of the Manager in the third quarter 2018, which will be recognized over a period of four years. During the three and nine months ended September 30, 2018, the Company recognized $13,000 in expense from the equity plan and it is recorded in "General and administrative expenses" in the Company's consolidated statements of operations.

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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2018, the Company declared cash dividends on its common stock of $8.2 million, or $0.45 per share.
Note 10—Earnings Per Share

EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):(1)

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	Period from April 14, 2017 to September 30, 2017
	2018	2017
Income (loss) from operations	$2,069	$(721)	$7,574	$(2,325)
Net (income) attributable to noncontrolling interests	(60)	—	(142)	—
Income (loss) from operations attributable and allocable to common shareholders for basic and diluted earnings per common share	$2,009	$(721)	$7,432	$(2,325)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	April 14, 2017 to September 30, 2017
	2018	2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from operations attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$2,009	$(721)	$7,432	$(2,325)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	18,230	18,190	18,204	12,731

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income & Growth Inc. and allocable to common shareholders	$0.11	$(0.04)	$0.41	$(0.18)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of approximately $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of June 30, 2018, iStar had total assets of approximately $5.4 billion and 186 employees in its New York City headquarters and its seven regional offices across the United States.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)
(unaudited)

Management Agreement

The Company has designed what it believes to be a management agreement with unique features that create alignment and incentives. A summary of the terms of the management agreement is below:

Manager	SFTY Manager, LLC, a wholly-owned subsidiary of iStar Inc.
Management Fee	Annual fee of 1.0% of total equity (up to $2.5 billion) Annual fee of 0.75% of total equity (> $2.5 billion)
Management Fee Consideration
Payment will be made exclusively in the Company's common stock (valued at the greater of (i) the volume weighted average market price during the quarter for which the fee is being paid or (ii) the initial public offering price of $20.00 per share)

Lock-up
Restriction from selling common stock received for management fees for two years from the date of such issuance (restriction will terminate in the event of and effective with the termination of the management agreement)

Management Fee Waiver	No management fee was paid to the Manager during the first year (through June 30, 2018)
Incentive Fee	None
Term	1 year
Renewal Provision	Automatically renewed for additional one-year terms unless previously terminated by majority of independent directors or otherwise, as provided in the agreement
Termination Fee	None

For the three and nine months ended September 30, 2018, the Company recorded $0.9 million and $2.7 million, respectively, in management fees to the Manager. The Company will issue 45,941 shares of its common stock to the Manager for payment of the management fee for the three months ended September 30, 2018. For the three months ended September 30, 2017 and the period from April 14, 2017 to September 30, 2017, the Company recorded $0.9 million and $1.1 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement.

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

For the three and nine months ended September 30, 2018, the Company was allocated $0.4 million and $1.1 million, respectively, in expenses from the Manager. For the period from the initial public offering on June 27, 2017 to September 30, 2017, the Company was allocated $0.3 million in expenses from the Manager. These expenses are recorded in "General and administrative expenses" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.
Acquisitions

iStar has participated in certain of the Company's investment transactions, either as a seller of land or by providing financing to the Company's Ground Lease tenants. Refer to Note 4 for a description of such transactions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safety, Income & Growth Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Annual Report on Form 10-K/A, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safety, Income & Growth Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated and combined financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K/A. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated and combined financial statements of prior periods to conform to our current financial statements presentation.
Introduction

We believe that we are the first and only publicly-traded company focused primarily on ground leases. Ground leases generally represent the ownership of land underlying commercial real estate properties, which are leased on a long term basis (often 30 to 99 years) by the land owner (landlord) to a tenant that owns and operates the building on top of the land ("Ground Lease"). The property is generally leased on a triple net basis with the tenant generally responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default and the termination of the Ground Lease on account of such default, the land, building and all improvements revert back to the landlord. We seek to become the industry leader in Ground Leases by demonstrating their value-added characteristics to real estate investors and expanding their use throughout major metropolitan areas.
We have a diverse portfolio of 26 properties located in major metropolitan areas, including our initial portfolio of 12 properties which were acquired prior to our initial public offering. All of the properties in our portfolio are subject to long-term leases consisting of 21 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
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
We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"). If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the balance of 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening decline in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to level improvements prior to the expiration of the lease. See Risk Factors section in our Annual Report on Form 10-K/A for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other property types. Accordingly, we periodically estimate the value of our Value Bank based in part on valuations of the Combined Property Value of our portfolio. We retain an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio; and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on October 25, 2018, as of September 30, 2018, our estimated Value Bank is $1,576.0 million in the aggregate and our estimated Value Bank per share is $86.46. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank.
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

Our Initial Portfolio was comprised of 12 properties located in major metropolitan areas that were acquired from iStar prior to our initial public offering. All of the properties in our Initial Portfolio are subject to long-term leases consisting of seven Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

In June 2017, we acquired two additional Ground Leases. The Ground Leases were purchased from third-party sellers for an aggregate purchase price of approximately $142.0 million. Both transactions are well located urban developments, and based upon our estimate of net operating income at the properties upon stabilization, have significant coverage to the initial Ground Lease payment due under the leases, greater than 5.4x. We intend to grow our portfolio through future acquisitions and originations of Ground Leases and believe these transactions are indicative of some of the types of Ground Leases we are pursuing for acquisition and origination. We acquired the existing Ground Lease at 6201 Hollywood Boulevard, a 183,802 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The Ground Lease had 87 years remaining on its term at the time of acquisition. We also acquired the existing Ground Lease at 6200 Hollywood Boulevard, a 143,151 square foot land parcel subject to a long term Ground Lease located in Los Angeles, CA in the Hollywood neighborhood adjacent to the Hollywood/Vine metro station. The site is currently under construction as a multi-family development with retail space and underground parking. The Ground Lease had 87 years remaining on its term at the time of acquisition. Total development cost of these leasehold improvements is estimated to be $450 million, giving the projects a Combined Property Value of approximately $600 million.

In August 2017, we acquired land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. We have a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, our largest shareholder and Manager, committed to provide a $24.0 million construction loan to the ground lessee with an initial term of one year for the renovation of the property.
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
In February 2018, we entered into ventures in which we have majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The first Ground Lease was part of the recapitalization of a two-building office campus in Cary, NC. The property is located between Raleigh-Durham and Chapel Hill and is currently undergoing a $6.0 million renovation to further enhance the space. The second Ground Lease was part of the acquisition of an office building in midtown Atlanta. Both Ground Leases have terms of 99 years.

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
In July 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of The Madison, a 177,000 square foot Class-A office building located in Phoenix, AZ. The Ground Lease has a term of 99 years.
In July 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Balboa Executive Center, a 121,000 square foot office building located in San Diego, CA. The Ground Lease has a term of 99 years.
In August 2018, we acquired the existing Ground Lease at 1325 Wilson Blvd. in Rosslyn, VA. The Ground Lease expires in June 2035 and has 4 10-year extension options through June 2075. The property is improved with a 318-unit, 16-story Hyatt Centric branded hotel.
In August 2018, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of the Jefferson Building, a 73,000 square foot office building located in Washington, DC. The Ground Lease has a term of 99 years.
In August 2018, we entered into a forward commitment to acquire land and provide a Ground Lease for our Ground Lease tenant's construction of a 315-unit multi-family property in Washington, DC. The Ground Lease will have a term of 99 years.
Our Portfolio

We have a portfolio of 26 properties that are diversified by property type and location. Our portfolio is comprised of 21 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage. We acquired the 12 properties in our Initial Portfolio prior to the completion of our initial public offering, and we acquired the remainder of our portfolio after the completion of our initial public offering.

Below is an overview of our portfolio as of September 30, 2018:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Onyx on First	Washington, DC	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed
Promenade Crossing	Orlando, FL	Multi-Family	2117 / 2117	Fixed
3333 LifeHope	Atlanta, GA	Medical Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Medical Office	2115 / 2175	Fixed with Future CPI Adjustments
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Future CPI Adjustments
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Future CPI Adjustments
Regency Lakeview	Raleigh-Durham, NC	Office	2117 / 2122	Fixed with Future CPI Adjustments
Glenridge Point	Atlanta, GA	Office	2117 / 2117	Fixed with Future CPI Adjustments
Balboa Executive Center	San Diego, CA	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Jefferson	Washington, DC	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Madison	Phoenix, AZ	Office	2117 / 2117	Fixed with Future CPI Adjustments
Hyatt Centric	Washington, DC	Hotel	2035 / 2075	% Rent
Doubletree Seattle Airport(1)(2)	Seattle, WA	Hotel	2025 / 2035	% Rent
Hilton Salt Lake(1)	Salt Lake City, UT	Hotel	2025 / 2035	% Rent
Doubletree Mission Valley(1)	San Diego, CA	Hotel	2025 / 2035	% Rent
Doubletree Durango(1)	Durango, CO	Hotel	2025 / 2035	% Rent
Doubletree Sonoma(1)	San Francisco, CA	Hotel	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hotel	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hotel	2026 / 2066	% Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Miami Airport I	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Miami Airport II	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Total / Weighted Average			61 / 76 yrs
_______________________________________________________________________________

(1)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

(2)
A majority of the land underlying this property is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

Great Oaks Purchase Commitment

In October 2017, we entered into a commitment to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease has a term of 99 years.

Washington, DC Multi-Family Purchase Commitment

In August 2018, we entered into a commitment to acquire land and provide a Ground Lease for the Ground Lease tenant's construction of a 315-unit multi-family property in Washington, DC. The Ground Lease will have a term of 99 years. We have a call option to purchase the land at any time and expect to acquire the land in September 2019. We expect to fund the leasehold improvement allowance in early 2020.
Tenant Concentration

During the nine months ended September 30, 2018, the tenant under our Park Hotels Portfolio accounted for approximately $10.7 million, or 30.7%, of our total revenues, and the tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $4.0 million, or 11.4%, of our total revenues.

In addition, some of our tenants operate hotels at the leased properties. For the nine months ended September 30, 2018, 32.4% of our total revenues came from hotel properties.

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
	The Company
Ground and other lease income	$11,567	$6,172	$5,395	87%
Other income	77	84	(7)	(8)%
Total revenue	11,644	6,256	5,388	86%
Interest expense	3,747	2,445	1,302	53%
Real estate expense(1)	456	472	(16)	(3)%
Depreciation and amortization	2,290	2,266	24	1%
General and administrative	2,779	1,672	1,107	66%
Other expense	303	122	181	>100%
Total costs and expenses	9,575	6,977	2,598	37%
Net income (loss)	$2,069	$(721)	$2,790	>(100%)
_______________________________________________________________________________

(1)	Real estate expense includes the amortization of a below market lease asset at one of our hotel properties.

Ground and other lease income increased to $11.6 million during the three months ended September 30, 2018 from $6.2 million for the same period in 2017. The increase in 2018 was primarily due to $4.9 million ground and other lease income earned on 11 Ground Leases originated or acquired subsequent to October 1, 2017.

Other income for the three months ended September 30, 2018 and 2017 consists primarily of interest income earned on our cash balances.
During the three months ended September 30, 2018, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $3.7 million. During the three months ended September 30, 2017, we incurred interest expense of $2.4 million from our 2017 Secured Financing. The increase in 2018 was primarily the result of additional borrowings to fund our growing investment portfolio.

Real estate expense was $0.5 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, property appraisal fees and insurance expense. During the three months ended September 30, 2017, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance and consulting fees.
Depreciation and amortization was $2.3 million and $2.3 million during the three months ended September 30, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative expenses include management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the three months ended September 30, 2018 and 2017 ($ in thousands):

	For the Three Months Ended September 30,
	2018	2017
Non-cash expenses
Management fees(1)	$919	$915
Stock-based compensation	13	—
Expense reimbursements to the Manager(1)	—	304
Total - non-cash expenses	932	1,219
Cash expenses
Public company and other costs(2)	1,491	453
Expense reimbursements to the Manager(1)	356	—
Total - cash expenses	1,847	453
Total general and administrative expenses	$2,779	$1,672
______________________________________________________

(1)	Waived through June 30, 2018.

(2)
In July 2018, our board of directors engaged our current auditor to re-audit our financial statements included in the 2017 Annual Report that were audited by our predecessor auditor so that in connection with future securities offerings, we would not have to obtain consents and comfort letters from more than one accounting firm. During the three months ended September 30, 2018, we incurred $0.3 million in connection with the re-audit.

Other expense was $0.3 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and consists primarily of investment pursuit costs.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017 (1)
				$ Change	% Change
	(in thousands)
	The Company		Predecessor
Ground and other lease income	$32,708	$10,374	$5,916	$16,418	>100%
Other income	2,203	86	108	2,009	>100%
Total revenue	34,911	10,460	6,024	18,427	>100%
Interest expense	10,378	4,313	2,432	3,633	54%
Real estate expense(2)	1,208	897	210	101	9%
Depreciation and amortization	6,836	4,139	901	1,796	36%
General and administrative	8,103	2,821	1,143	4,139	104%
Other expense	812	615	—	197	32%
Total costs and expenses	27,337	12,785	4,686	9,866	56%
Income from sales of real estate	—	—	508	(508)	(100)%
Net income (loss)	$7,574	$(2,325)	$1,846	$8,053	>100%
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

Ground and other lease income increased to $32.7 million during the nine months ended September 30, 2018 from $16.3 million for the same period in 2017. The increase in 2018 was primarily due to $9.6 million of ground and other lease income earned on 11 Ground Leases originated or acquired subsequent to October 1, 2017, $4.3 million of additional ground and other lease income earned on 3 Ground Leases originated or acquired in 2017 prior to October 1, 2017 and an increase of $2.8 million of percentage rent earned on our Park Hotels Portfolio.

Other income for the nine months ended September 30, 2018 consists primarily of $1.5 million received by us in connection with the termination of a contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and interest income earned on our cash balances. Other income for the nine months ended September 30, 2017 consists primarily of interest income earned on our cash balances.
During the nine months ended September 30, 2018, we incurred interest expense from our secured financings including the 2017 Secured Financing, the 2017 Revolver and the 2017 Hollywood Mortgage of $10.4 million. During the nine months ended September 30, 2017, we incurred interest expense from our 2017 Secured Financing of $4.3 million and we incurred an allocation of interest expense from iStar of $2.4 million for the period prior to the origination of the 2017 Secured Financing. Interest expense was allocated to us by calculating our average net assets as a percentage of the average net assets in iStar’s net lease business segment and multiplying that percentage by the interest expense allocated to iStar’s net lease business segment. The increase in 2018 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $1.2 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, property appraisal fees and insurance expense. During the nine months ended September 30, 2017, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance, consulting and legal fees.
Depreciation and amortization was $6.8 million and $5.0 million during the nine months ended September 30, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets.

For the nine months ended September 30, 2017, general and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	For the Nine Months Ended September 30,
	2018	2017(1)
Non-cash expenses
Management fees(2)	$2,722	$1,069
Stock-based compensation	778	766
Expense reimbursements to the Manager(2)	778	324
Allocation from iStar	—	1,053
Total - non-cash expenses	4,278	3,212
Cash expenses
Public company and other costs(3)	3,469	752
Expense reimbursements to the Manager(2)	356	—
Total - cash expenses	3,825	752
Total general and administrative expenses	$8,103	$3,964
______________________________________________________

(1)
The nine months ended September 30, 2017 is a combination of the periods from January 1, 2017 to April 13, 2017 for Safety, Income & Growth Inc. Predecessor and April 14, 2017 to September 30, 2017 for us.

(2)	Waived through June 30, 2018.

(3)
In July 2018, our board of directors engaged our current auditor to re-audit our financial statements included in the 2017 Annual Report that were audited by our predecessor auditor so that in connection with future securities offerings, we would not have to obtain consents and comfort letters from more than one accounting firm. During the nine months ended September 30, 2018, we incurred $0.3 million in connection with the re-audit.

During the nine months ended September 30, 2018, other expense consists primarily of costs related to an unsuccessful acquisition (but for which we received a $1.5 million termination fee), investment pursuit costs and fees related to our derivative transactions. During the nine months ended September 30, 2017, other expense consists primarily of non-recurring acquisition costs and investment pursuit costs.

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

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	(in thousands)
Funds from Operations	The Company				Predecessor
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$2,009	$(721)	$7,432	$(2,325)	$1,846
Add: Depreciation and amortization	2,290	2,266	6,836	4,139	901
Less: Income from sales of real estate	—	—	—	—	(508)
FFO allocable to Safety, Income & Growth Inc. common shareholders	$4,299	$1,545	$14,268	$1,814	$2,239

Adjusted Funds from Operations
FFO allocable to Safety, Income & Growth Inc. common shareholders	$4,299	$1,545	$14,268	$1,814	$2,239
Straight-line rental income	(5,179)	(1,378)	(11,781)	(2,422)	(1,271)
Amortization of real estate-related intangibles, net	692	408	1,709	754	118
Stock-based compensation	13	—	778	766	246
Acquisition costs	—	—	—	381	—
Non-cash management fees and expense reimbursements	919	1,219	3,500	1,393	—
Non-cash interest expense	414	225	1,124	226	20
Allocable share of noncontrolling interests' amortization of real estate-related intangibles and straight-line rental income	40	—	94	—	—
AFFO allocable to Safety, Income & Growth Inc. common shareholders	$1,198	$2,019	$9,692	$2,912	$1,352
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

We present below a discussion of earnings before interest, taxes, depreciation and amortization, or EBITDA. We compute EBITDA as the sum of net income (loss) before interest expense, taxes and depreciation and amortization. We present EBITDA because we believe that EBITDA, along with cash flow from operating activities, investing activities and financing activities, provides investors with an additional indicator of our ability to incur and service debt. EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indication of our financial performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP), or as a measure of our liquidity.

The following table presents a reconciliation of our consolidated and combined net income allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure to EBITDA allocable to Safety, Income & Growth Inc. common shareholders, for the periods presented:(1)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Period from April 14, 2017 to September 30, 2017	For the Period from January 1, 2017 to April 13, 2017

	(in thousands)
EBITDA	The Company				Predecessor
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$2,009	$(721)	$7,432	$(2,325)	$1,846
Add: Interest expense	3,747	2,445	10,378	4,313	2,432
Add: Depreciation and amortization	2,290	2,266	6,836	4,139	901
EBITDA allocable to Safety, Income & Growth Inc. common shareholders	$8,046	$3,990	$24,646	$6,127	$5,179
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

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

As of September 30, 2018, we had $19.2 million of unrestricted cash and the ability to borrow an additional $51.1 million on our 2017 Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 6 for more information on our 2017 Revolver), without pledging any additional assets to the facility. We refer to this $70.3 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the $113.0 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing - refer to Note 6), the acquisition/origination of 14 Ground Leases for an aggregate purchase price of approximately $366.0 million, repayments on our debt facilities and distributions to our stockholders.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of September 30, 2018 (refer to Note 6 to the consolidated and combined financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:(1)
2017 Secured Financing	$227,000	$—	$—	$—	$227,000	$—
2017 Hollywood Mortgage	71,000	—	—	71,000	—	—
2017 Revolver	74,000	—	—	74,000	—	—
Total principal maturities	372,000	—	—	145,000	227,000	—
Interest Payable(2)	95,522	14,027	28,093	22,700	30,702	—
Purchase Commitments(3)	63,959	12,500	51,459	—	—	—
Total	$531,481	$26,527	$79,552	$167,700	$257,702	$—
_______________________________________________________________________________

(1)	Represents the extended final maturity date for all debt obligations.

(2)	Variable-rate debt assumes 1-month LIBOR of 2.26%. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 7 of the consolidated and combined financial statements.

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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated and combined financial statements and our 2017 Annual Report on Form 10-K/A.

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

As of September 30, 2018, we had $227.0 million principal amount of fixed-rate debt outstanding from the 2017 Secured Financing, $74.0 million principal amount of floating-rate debt outstanding from the 2017 Revolver and $71.0 million principal amount of floating-rate debt outstanding from the 2017 Hollywood Mortgage.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.26% as of September 30, 2018. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income
-100 Basis Points	$80
-50 Basis Points	40
-10 Basis Points	8
Base Interest Rate	—
+10 Basis Points	(8)
+ 50 Basis Points	(40)
+100 Basis Points	(80)

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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

Item 1a.    Risk Factors
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K/A.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) the Consolidated and Combined Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated and Combined Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated and Combined Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2018 and 2017, (v) the Consolidated and Combined Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to the Consolidated and Combined Financial Statements (unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safety, Income & Growth Inc. Registrant
Date:	October 25, 2018	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safety, Income & Growth Inc. Registrant
Date:	October 25, 2018	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)