Form 10-K
period 2018-12-31
Safety, Income & Growth, Inc.
filed 2019-02-14
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of June 30, 2018, the aggregate market value of Safety, Income & Growth Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $189.0 million, based upon the closing price of $18.97 on the New York Stock Exchange composite tape on such date.
As of February 13, 2019, there were 18,275,941 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Business

We are a publicly-traded company that originates and acquires ground leases in order to generate attractive long-term risk-adjusted returns from our investments. We believe that our business has characteristics comparable to a high-grade, fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, our ground leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from future rights to acquire the buildings and other improvements on our land at no additional cost to us. We believe that these features offer us the opportunity to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.
Ground leases generally represent the ownership of land underlying commercial real estate properties, which are leased on a long term basis (often 30 to 99 years) by the land owner (landlord) to a tenant that owns and operates the building on top of the land ("Ground Lease"), which we refer to as a SafeholdTM. The property is generally leased on a triple net basis with the tenant generally responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default and the termination of the Ground Lease upon such default, the land, building and all improvements revert to the landlord. We seek to become the industry leader in Ground Leases by demonstrating the value of the product to real estate investors, owners, operators and developers and expanding their use throughout major metropolitan areas.
We have a diverse portfolio of 28 properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 23 Ground Leases and one master lease (covering five properties) that provide for contractual periodic rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:
High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property's capital structure. This safety is derived from the typical structure of a Ground Lease, which we believe creates a low likelihood of a tenant default and a low likelihood of a loss by the Ground Lease landlord in the event of a tenant default. A Ground Lease landlord typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default, which provides a strong incentive for a Ground Lease tenant to make the required Ground Lease rent payments. Furthermore, most lessees finance their leasehold improvements. We believe such leasehold loans provide an additional form of credit support to our investment cash flows because we believe that it is reasonably likely that a leasehold lender would seek to cure a tenant default in order to protect its collateral. Additionally, the combined property value subject to a Ground Lease typically significantly exceeds the amount of the Ground Lease landlord's investment at the time it was made; therefore, even if the Ground Lease landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions.
Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a Consumer Price Index ("CPI") or a combination thereof, and may also include a participation in the gross revenues of the underlying property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture for anticipated increases in land values over time, as well as serving as a basis for growing our dividend.
Opportunity for Capital Appreciation: The opportunity for capital appreciation with Ground Leases comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, at the expiration or earlier termination of our Ground Leases, we typically have the right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon for no additional consideration. This reversion right creates additional potential value to our stockholders.
We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon ("Combined Property Value") as if there were no Ground Lease on the land. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other fixed income investments and property types; however, no amounts relating to Value Bank are recorded on our balance sheet or reflected in our earnings. Accordingly, we periodically estimate and report the value of our Value Bank based in part on valuations of the Combined Property Value under our Ground Leases. We retain an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio; and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on February 14, 2019, as of December 31, 2018, our estimated Value Bank is $1,809 million. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank. See also "Risk Factors - There can be no assurance that we will realize any incremental value from the Value Bank or that the market price of our common stock will reflect any value attributable thereto."
Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We draw on the extensive investment origination and sourcing platform of iStar, the parent company of our manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.
Our common stock is listed on the New York Stock Exchange under the symbol "SAFE." We were incorporated in Maryland on April 14, 2017. We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We conduct all of our business and own all of our properties through our subsidiary operating partnership, Safety Income and Growth Operating Partnership LP (the "Operating Partnership"), in what is commonly referred to as an "UPREIT" structure.

Investment Strategy
Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our stockholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

•
Create a Ground Lease with a Third Party. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.

•
Acquire Existing Ground Leases. We seek to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as an UPREIT gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using Operating Partnership units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.

•
Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.

•
Acquire a Commercial Real Estate Property to Create a Ground Lease. We seek in select instances, in partnership with our Manager, to acquire commercial real estate properties that have the potential to be converted into an ownership structure that includes a Ground Lease retained by us and a leasehold interest that may be acquired by our Manager or sold to a third party.

•
Finance Third Party Ground Leases. Combining our capital resources with our Manager's relationships and Ground Lease expertise, we seek opportunities to originate Ground Lease investments in conjunction with our Manager's origination of a leasehold financing with the same customer.

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

•
Ground Rent Coverage, defined as the ratio of the Underlying Property's NOI to the annualized base rental payment due us, of approximately 2.0x to 5.0x for the initial 12-month period of the lease. Underlying Property NOI is defined as the trailing twelve month net operating income of the commercial real estate being operated at the property without giving effect to any rent paid or payable under our Ground Lease;

•	First year cash return on asset of between 3.0% and 4.5%;

•	Underlying properties that we believe are well located in markets with high barriers to entry and that have durable cash flow; and

•	Transaction sizes ranging from $20 to $250 million.
Recent iStar Investment Transaction
On January 2, 2019, iStar invested $250.0 million in our Operating Partnership by purchasing 12,500,000 newly designated limited partnership units, or the "Investor Units", from the Operating Partnership at a purchase price of $20.00 per unit. This transaction was approved by a special committee of our board of directors, with the advice of independent legal and financial advisors. We used proceeds from the sale of the Investor Units to repay the 2017 Revolver and intend to use the remaining proceeds to fund future investments in Ground Leases.
Investor Units. Each Investor Unit will receive distributions equivalent to distributions declared and paid on one share of our common stock. The Investor Units have no voting rights. They have limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units.

The Investor Units may not be converted or exchanged for cash or other property; provided, however, that we have agreed to seek stockholder approval to exchange the Investor Units for shares of our common stock, on a one-for-one basis. The Investor Units may not be transferred prior to such exchange. They will be transferable, subject to compliance with securities laws, if stockholder approval for the exchange has not been obtained by June 30, 2019. Prior to the stockholder meeting held to obtain approval for the exchange, we will be restricted from issuing our common stock or partnership units of the Operating Partnership at less than $20.00 per share or unit other than grants pursuant to our equity incentive plan; provided, however, that we may issue up to $100.0 million of shares of our common stock at a price less than $20.00 in an offering in which iStar is offered the opportunity to purchase shares to maintain its percentage ownership interest in us.
The Investor Units represent an approximately 40.6% fully diluted economic interest in us. After giving effect to the issuance of the Investor Units, iStar's aggregate fully diluted economic interest in us (including the shares of our common stock and Investor Units owned by iStar) is approximately 65.5%; however, iStar's voting power, both before and after giving effect to each of the purchase of the Investor Units and their exchange for our common stock, and will be limited to 41.9%, as a result of limitations on iStar's voting power contained in the Stockholder's Agreement described below.
Stockholder's Agreement. In connection with iStar's purchase of the Investor Units, we entered into a Stockholder's Agreement with iStar on January 2, 2019, which sets forth certain rights and obligations of the parties relating to iStar's ownership of the Investor Units and our common stock.
The Stockholder's Agreement provides that with respect to any matter presented for a vote or written consent of the holders of our common stock after the date on which the Investor Units are exchanged for shares of our common stock or the "Exchange Date", iStar will vote all "Excess Shares" in the same proportions as the votes cast or consents delivered by holders of our common stock other than iStar. "Excess Shares" means the number of shares of our common stock, including, without limitation, shares issued in exchange for Investor Units, or the "Exchange Shares", owned by iStar from time to time that exceed 41.9% of our outstanding common stock at such time, including the Exchange Shares. These voting limitations will remain in effect until the first date on which iStar's aggregate ownership percentage of our outstanding common stock is less than 41.9%.
The Stockholder's Agreement also provides that, notwithstanding the voting limitations described above, for three years, iStar will cast all of its voting power in favor of three individuals who are independent of each of iStar and us within the meaning of the listing rules of the New York Stock Exchange to serve as directors on our board. iStar has also agreed to certain standstill provisions for a term of two years.
The Stockholder's Agreement restricts iStar's ability to transfer Exchange Shares for one year after the Exchange Date. In addition, for a period of two years, iStar will not transfer shares of our common stock representing more than 20% of our outstanding common stock in one transaction or a series of related transactions to any person or group, other than transfers pursuant to a widely distributed public offering, unless the non-iStar holders of our common stock are afforded the opportunity to participate in the transaction at the same price per security and in the same proportion as their shares of our common stock represent of our outstanding fully diluted equity.
The Stockholder's Agreement provides that iStar will have certain rights (but not the obligation) to maintain its percentage ownership interest of our common stock by purchasing additional shares of our common stock when we issue additional shares from time to time, subject to certain exceptions. Any shares purchased by iStar pursuant to such rights will be subject to the voting power limitations set forth in the agreement.
Amended and Restated Management Agreement. In connection with the transactions described above, SFTY Manager LLC (a wholly-owned subsidiary of iStar) and we amended and restated our Management Agreement, dated as of June 27, 2017, or the "Amended and Restated Management Agreement." The Amended and Restated Management Agreement, dated January 2, 2019, provides for a base management fee that will increase incrementally as our Total Equity (as defined in the agreement) increases (refer to Note 13). The management fee will be payable in cash or shares of our common stock, at our election (as determined by our independent directors). Our common stock issued to pay the management fee will be valued at the greater of $20.00 or a recent volume weighted average market price.
The Amended and Restated Management Agreement will have an initial term through June 30, 2022 during which the agreement is non-terminable, except for certain cause events. After the initial term, the agreement will be automatically renewed for additional one-year terms, unless two-thirds of our independent directors decline to renew the agreement because they have determined that the manager's long-term performance is unsatisfactory to the point of material detriment to us. We will be obligated to pay the manager a termination fee equal to three times the annual management fee paid in respect of the last completed fiscal year prior to the termination if, by the time of such termination, we have raised Total Equity of at least $820.0 million since inception, including from iStar.
In addition, beginning with the seventh annual renewal term after the initial term and in connection with each annual renewal thereafter, we may decline to renew the management agreement if two-thirds of our independent directors determine that the management fee is unfair and the manager does not accept a different fee, or the parties are unable, after good faith negotiations, to agree on a new fee. The termination fee will be payable upon such termination provided that the total equity condition described above has been satisfied.
Additional Agreements. In connection with iStar's purchase of the Investor Units, we have entered into an Amended and Restated Registration Rights Agreement with iStar, dated January 2, 2019, which requires us to, among other things, use commercially reasonable efforts to file with the Securities and Exchange Commission within six months after the purchase of the Investor Units a shelf registration statement providing for resale of all shares of our common stock held by iStar. The agreement also provides iStar with certain demand registration rights. The agreement amends and restates the Registration Rights Agreement, dated as of June 27, 2017, between iStar and us.
We entered into voting agreements with each of SFTY Venture LLC and SFTY VII-B, LLC pursuant to which they have agreed to vote their shares of our common stock to approve the issuance of our common stock upon the exchange of Investor Units and the grant of the preemptive rights described above to iStar at the stockholder meeting called for such purpose. The voting agreements expire on June 30, 2019. SFTY VII-B, LLC is an affiliate of Lubert-Adler, L.P. Dean Adler, a principal of Lubert-Adler, L.P., is a director of SAFE REIT. SFTY Venture LLC owns 2,125,000 shares of our common stock and SFTY VII-B, LLC owns 750,000 shares of our common stock at the date of this Report.
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
We pursue our primary investment objective primarily through the ownership, directly or indirectly, by our Operating Partnership of our Ground Lease investments. Future investment activities will not be limited to any geographic area or to a specified percentage of our assets. While we may diversify in terms of property type, geography, tenant and lease term, we do not have any limit on the amount or percentage of our assets that may be invested in any one of the foregoing categories. We intend to engage in such future investment activities in a manner that is consistent with our qualification and maintenance of our qualification as a REIT for U.S. federal income tax purposes. We do not have a specific policy to acquire assets primarily for capital gain or primarily for income. In addition, we may purchase, lease and/or finance Ground Lease assets for long-term investment, or sell such assets, in whole or in part, when circumstances warrant.
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
Investments may be subject to existing mortgage financing and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments, and we may in the future have corporate level indebtedness through credit facilities and debt securities. Principal of and interest on our debt will have a priority over any dividends and any liquidation amounts with respect to our common stock. Investments are also subject to our policy not to be treated as an investment company under the 1940 Act.
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

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers
Subject to our qualification as a REIT, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We do not currently have any policy limiting the types of entities in which we may invest or the proportion of assets to be so invested, whether through acquisition of an entity's common stock, limited liability or partnership interests, interests in another REIT or entry into a joint venture. We intend to invest primarily in entities that own real estate and provide Ground Lease capital. We have no current plans to make material investments in entities that are not engaged in real estate activities. Our business objectives are to enhance stockholder value by increasing cash flow from operations, acquire and originate target investments and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of the foregoing objectives.
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
Financing Policies
We expect to utilize leverage. Our current strategy is to generally target overall leverage at an amount that is approximately 25% of the aggregate Combined Property Value of our portfolio, but not to exceed an overall ratio of 2:1 relative to our total equity. However, our organizational documents do not limit the amount of indebtedness that we may incur. We anticipate that our Manager, under the supervision of our board of directors, will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity issuances, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors, including the restrictive covenants under our debt obligations.
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
Conflict of Interest Policies
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also officers and/or directors of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; and conflicts in pursuing transactions that could be structured as either a Ground Lease or as another type of transaction that is within iStar's investment focus. iStar is our largest shareholder and owned approximately 41.8% of our common stock at the date of this Report. On January 2, 2019, iStar purchased $250.0 million of Investor Units in our Operating Partnership, representing approximately 40.6% of the limited partner interests in our Operating Partnership and bringing iStar's aggregate economic interest in our Operating Partnership to approximately 65.5%. See "Recent iStar Investment Transaction" above for further details. In addition, two directors of iStar serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar has significant influence over us.
We have entered into an exclusivity agreement with iStar pursuant to which iStar (including iStar's Net Lease Venture II equity method investment) has agreed that it will not acquire, originate, invest in, or provide financing for a third party's acquisition of, a Ground Lease unless it has first offered that opportunity to us. The exclusivity agreement does not apply to opportunities that include only an incidental interest in Ground Leases or opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar's first net lease venture (Net Lease Venture) for at least three years after the closing of our initial public offering. The existing net lease venture invests in single tenant properties leased to corporate entities under triple net leases. iStar owns a 51.9% interest in, and manages the day to day operations of, the net lease venture and several of its executives whose time is substantially devoted to the venture own a 0.6% equity interest in the venture and are entitled to participate in promote payments made to iStar. The exclusivity agreement will remain in effect during the term of the management agreement. The exclusivity agreement will automatically terminate upon any termination of the management agreement and will not otherwise be terminable. We do not generally expect to enter into ventures with iStar, but if we do so, the terms and conditions of our venture investment will be subject to the approval of a majority of disinterested directors of our board of directors.
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
Additionally, the Operating Partnership agreement expressly limits our liability by providing that neither the general partner of the Operating Partnership, nor any of its directors or officers, will be liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such director or officer, acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective executive officers, directors and employees and any person we may designate from time to time in our sole and absolute discretion, including present and former members, managers, stockholders, directors, limited partners, general partners, officers or controlling persons of our predecessor, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys' fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify such person for: (i) willful misconduct or a knowing violation of the law; (ii) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the Operating Partnership agreement; or (iii) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.
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
Competition
We compete with numerous commercial developers, real estate companies (including other REITs), financial institutions (such as banks and insurance companies) and other investors (such as pension funds, investment funds, private companies and individuals) for investment opportunities and tenants. This competition may result in higher costs for properties, lower returns and impact our ability to grow. Some of these competitors have greater financial and other resources and access to more attractive capital than we do. However, due to our focus on Ground Leases located throughout the U.S., and because some of our competitors are locally and/or regionally focused, we do not always encounter the same competitors in each market.
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
We will remain an "emerging growth company" until the earliest to occur of: (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, Manager and employees of our Manager who perform services for us (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers, the Manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company's website at www.safetyincomegrowth.com. The Company will disclose to shareholders material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2018, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Employees
We have no employees, as our Manager provides all services to us.
Additional Information
We maintain a website at www.safetyincomegrowth.com. The information on our website is not incorporated by reference in this report, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, we file quarterly and special reports, proxy statements and other information with the SEC. Through our corporate website, www.safetyincomegrowth.com, we make available free of charge our annual proxy statement, annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.
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

Risks Related to Our Portfolio and Our Business
Our expectations as to the potential size of the market for Ground Lease transactions and the availability of investment opportunities may prove to be incorrect.
We believe we are the first public company that invests primarily in Ground Lease assets and the achievement of our investment objectives depends, in part, on our ability to grow our portfolio. We cannot assure you that the size of the market for Ground Leases will meet our estimates. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. In addition, as and when interest rates increase, there may be less activity generally in real estate transactions, including leasing, development and financing, and less financing available for potential tenants to finance their leasehold interests.
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
Unfavorable market and economic conditions in the U.S. and globally, in the specific markets or submarkets where our properties are located or in the markets and industries in which our tenants conduct business could materially and adversely affect the market value of our properties, the financial performance of our tenants, the availability of attractive investment and financing opportunities, the demand for Ground Leases and our ability to sell, recapitalize or refinance our properties.
Unfavorable market and economic conditions in the U.S. and globally, especially in the markets or submarkets where our properties are located or in the markets and industries in which our tenants conduct business, may significantly affect the market value of our properties, the financial performance of our tenants, the availability of attractive investment and financing opportunities, the demand for Ground Leases and our ability to strategically dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to originate Ground Lease transactions, lease our properties on favorable terms, obtain financing and re-let leasehold improvements after Ground Lease expirations or earlier terminations is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, market volatility and uncertainty about the future. We expect that any declines in our lease-related revenues would cause us to have less cash available to meet our operating requirements, including debt service, and to make distributions to our stockholders. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Factors that may affect our lease-related revenues, the Underlying Property NOI related to our properties and/or the market value of our properties include the following, among others:
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
• fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and lessees of our land, to obtain financing on favorable terms or at all;
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
The master lease relating to the Doubletree Seattle Airport, Hilton Salt Lake, Doubletree Mission Valley, Doubletree Sonoma and Doubletree Durango and the leases relating to Dallas Market Center: Marriott Courtyard and Hyatt Centric provide for percentage rent participations in operating revenues from the hotels located on the properties. In addition, the leases at most of our other properties provide for rental payments that are CPI-Linked or fixed with future CPI adjustments (see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio). These percentage rent participations and CPI adjustments may not keep up fully with changes in inflation. They may also not keep up with increases in lease payments at a fair market value. As a result, we may not capture the full value of the land underlying our leases. Future leases that we enter into may contain similar or other limitations on rent increases, which may limit the appreciation in value of our land and our net asset value.
Multi-tenanted leasehold improvements expose us to additional risks.
Land that is ground leased to a tenant that will operate a multi-tenant building will involve risks not typically encountered in properties that are ground leased to, and occupied by, a single tenant. Leasing land to operators of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found by our Ground Lease tenant to enable the property to operate profitably enough to pay rent under our Ground Lease. The risk may be compounded by the failure of multiple tenants of the leasehold improvements to satisfy their obligations to our Ground Lease tenant due to various factors. Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our Ground Lease tenant's ability to pay rent to us, and may lower our percentage rents, if any.
Some of our tenants do not operate their properties and rely on revenues from subtenants to cover operating expenses, ground rent, taxes, debt service and other costs associated with the property.
Some of our tenants do not operate their properties and instead enter into subleases with subtenants on the expectation that such subleases will generate sufficient income to cover the tenant's operating expenses, ground rent, taxes on the property, leasehold mortgage debt service and other costs associated with the leasehold improvements. If the tenant is not able to enter into such subleases, or such subleases are not able to generate sufficient revenue, the tenant may not be able to pay rent to us or may pay less rent to us as a result of any percentage rent participations.
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
The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2018 and total percentage cash rental income during the year ended December 31, 2018 for such property totaled an aggregate of $5.7 million, or approximately 19.0% of the cash rental income of our entire portfolio. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease.
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
Counterparty concentration may expose us to financial credit risk.
Concentrations of credit risks arise when we derive a significant percentage of our revenues from a particular tenant or credit party, or a number of our tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features, such that their ability to meet their contractual obligations, including those to us under our leases, could be similarly affected by changes in economic conditions. For the year ended December 31, 2018, the tenant under our master lease relating to five hotels accounted for approximately $13.2 million, or 26.5%, of our total revenues, and our tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $5.3 million, or 10.7%, of our total revenues. To the extent we have a significant concentration of ground and other lease income from any tenant, credit party, business or geography, we could be materially and adversely affected.
Hotel industry concentration exposes us to the financial risks of a downturn in the hotel industry generally, and the hotel operations at our specific properties.
Some of our tenants operate hotels at the leased properties. For the year ended December 31, 2018, 28.0% of our total revenues came from hotel properties. The master lease relating to the Doubletree Seattle Airport, Hilton Salt Lake, Doubletree Mission Valley, Doubletree Sonoma and Doubletree Durango and the leases relating to Dallas Market Center: Marriott Courtyard and Hyatt Centric provide for percentage rent participations in operating revenues at the hotels located on the properties. Although these leases also provide for a fixed rent or a minimum rent (in addition to our right to receive percentage rent), declines in the operating revenues of these hotels, or a decline in the hotel industry generally, could materially reduce the percentage rent that we receive. The performance of the hotel industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or terrorist activity can lower the revenues and profitability of our tenants participating in the hotel industry. As a result of our current concentration, we are particularly susceptible to adverse developments in the hotel industry.

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
Above-market lease rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at lease rates equal to or above their then weighted average lease rates.

The tenant under our Ground Lease relating to the One Ally Center property has the right to demolish the building before the expiration of the lease.
Prior to the expiration of the Ground Lease relating to the One Ally Center property, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property. If the tenant elects to demolish the building and any improvements on the property, it will be more difficult for us to re-let the property, taking more time for us to find a replacement tenant willing to develop the property. Accordingly, no assurance can be given as to the commencement date of any future lease or the attractiveness of the future lease terms.
Our master lease relating to five hotel properties and our Ground Lease relating to the Lock Up Self Storage Facility provide the tenants with the right to purchase our hotel properties or land, as the case may be, in certain circumstances.
Our master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease. The Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037. Additionally, we may enter into leases in the future that provide the tenants with purchase options. If a tenant exercises a purchase option, we would lose the right to future lease payments from the property. Furthermore, the purchase price we are entitled to receive may be less than the price we paid for the related property and we may not be able to reinvest the purchase price we receive in comparable investments that produce similar or better returns.
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
We typically permit tenants to obtain mortgage financing secured by their leasehold interest, and in connection with that financing, we permit the tenant to assign the lease and the tenant's rights under the lease to the mortgagee as collateral. We also typically agree to grant certain mortgagee protections to a permitted leasehold mortgagee, including, without limitation, the right to receive notices and cure tenant defaults under the lease, the right to require us to enter into a new lease with a successor tenant on the same terms as the existing lease and the right to consent to certain actions. We may grant a leasehold mortgagee more time to cure certain non-monetary defaults than would be afforded to the tenant under the lease. We may also agree to defer certain remedies while the leasehold mortgagee is endeavoring to cure a default, such as terminating or giving notice of termination of the lease and bringing a proceeding and dispossessing the tenant or subtenants. In addition, some leasehold mortgage lenders may insist, should a casualty, loss or condemnation occur, upon using insurance proceeds to reduce the tenant's debt to it rather than restoring or repairing the casualty, loss or condemnation, although the tenant would likely not be able to generate sufficient revenues from the resulting property to pay ground rent to us. As of December 31, 2018, many of the tenants at our properties had leasehold mortgage financing in place. There can be no assurance that we will not be materially and adversely affected by a leasehold mortgagee's exercise of such mortgagee protections.
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
At the end of a Ground Lease, we regain possession of the land, pursuant to the typical terms of a Ground Lease, and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. Since we target Ground Leases where the initial cost of the Ground Lease represents between 30% and 45% of the Combined Property Value, we regard the difference between the initial Ground Lease value and the Combined Property Value as a value bank of incremental value that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly after the expiration or other termination of a Ground Lease, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Additionally, the value bank may grow during the term of the Ground Lease in an amount equal to any appreciation in the Combined Property Value. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any value bank is accurate at the time we invest in a Ground Lease. Even if we estimate that a value bank exists initially, we will generally not be able to realize that value through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the value bank will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the value bank. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase the properties under certain circumstances and the right of the One Ally Center tenant to demolish the improvements prior to the expiration of the Ground Lease. See "—The tenant under our Ground Lease relating to the One Ally Center property has the right to demolish the building before the expiration of the lease," "—Our master lease relating to five hotel properties and our Ground Lease relating to the Lock Up Self Storage Facility provide the tenants with the right to purchase our hotel properties or land, as the case may be, in certain circumstances" and "—The tenants under the Ground Leases relating to the One Ally Center, 3333 LifeHope, Northside Forsyth Hospital Medical Center, NASA/JPSS Headquarters and The Buckler Apartments properties have certain preemptive rights should we decide to sell the properties." Moreover, the market price of our common stock may not reflect any value ascribed to the value bank, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.

We use our estimates of Combined Property Value when underwriting investments and monitoring our portfolio, which are based on various assumptions and information supplied to us by our tenants; accordingly, such estimated values may not be indicative of actual values.
We intend to target investments in Ground Leases in which the initial cost of our Ground Lease represents between 30% and 45% of the Combined Property Value. When underwriting a potential investment and monitoring our portfolio, our estimate of Combined Property Value is based on expected lease terms, information supplied to us by our prospective tenant or tenant and numerous assumptions made by us. We do not independently investigate or verify the information provided to us by our tenants and no assurance can be given that the information is accurate. See "—We rely on Underlying Property NOI as reported to us by our tenants." The use of different information or assumptions could result in valuations that are materially lower than those used in our underwriting and portfolio monitoring processes.
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
We intend to explore acquisitions and originations of properties across the U.S. and, possibly, internationally. Each of the risks applicable to our ability to successfully acquire and integrate in our current markets is also applicable to our ability to successfully acquire and integrate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could materially adversely affect our ability to grow and achieve our investment objectives.
Competition may adversely affect our ability to acquire and originate investments.
We compete with commercial developers, other REITs, real estate companies, financial institutions, such as banks and insurance companies, funds, and other investors, such as pension funds, private companies and individuals, for investment opportunities. Our competitors include both competitors seeking to originate or acquire Ground Lease transactions or acquire properties in their entirety and competitors offering debt financing as an alternative to a Ground Lease. Some of our competitors have greater financial and other resources and access to capital than we do. Due to our focus on Ground Leases throughout the U.S., and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. Adoption of ASU 2016-02 may result in the lessor and lessee under a long term lease of land to record the lease as a financing transaction. The lessor under a long-term lease of land will likely classify its land as a sales-type lease and record the land as a net investment in the lease. For the Company's Ground Leases which are sales-type leases, lease payments received by the Company will be recorded as interest income and amortization of the net investment in the lease. The amount recorded as interest income in any given period will likely be different than the straight-line ground lease income that would have been recorded under the superseded guidance. Management has decided to elect the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019.
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
ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management has decided to elect both of these provisions.
Changes in our lease accounting will affect the comparability of our reported results with prior periods.
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
Termination of the management agreement would be difficult and costly.
Termination of the management agreement without cause will be difficult and costly. In connection with the Recent iStar Investment Transaction (refer to Item 1. Business - Recent iStar Investment Transaction), we amended and restated the management agreement to, among other things, provide that until June 30, 2022, we may not terminate the agreement except for certain cause events. Thereafter, the agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon unsatisfactory long-term performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole. The agreement may also be terminated beginning with the seventh annual renewal term after the initial term upon a finding by at least two-thirds of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent any termination due to unfair fees by accepting a reduction of the management fee agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days' written notice of any termination. Additionally, upon such a termination, or if we are in default of the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the last completed fiscal year immediately preceding the effective date of termination if we have raised total equity of $820 million (as defined in the management agreement) by the time of such termination. These provisions increase the cost to us of terminating the management agreement, adversely affect our ability to terminate the management agreement without cause and may inhibit change of control transactions that may be in the interests of our non-iStar stockholders.
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
Our Manager's failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns would materially and adversely affect us.
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
Transactions between iStar and us were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
Transactions between iStar and us, including our Formation Transactions, the Recent iStar Investment Transaction (refer to Item 1. Business - Recent iStar Investment Transaction), our management agreement (refer to Note 11 and Note 13) and certain other transactions (refer to Note 4) were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with iStar because of our desire to maintain our ongoing relationship with iStar and our Manager.

iStar has significant influence over us. Certain other investors may have influence through their significant ownership interests or their representation on our board of directors.
As of December 31, 2018, iStar serves (through a subsidiary) as our Manager pursuant to a management agreement, and owned approximately 41.8% of the outstanding shares of our common stock. On January 2, 2019, iStar acquired 12,500,000 Investor Units in our Operating Partnership, bringing iStar's fully diluted economic interest in us to approximately 65.5% (refer to Item 1. Business - Recent iStar Investment Transaction). In connection with the Recent iStar Investment Transaction, we entered into a Stockholder Agreement with iStar, pursuant to which iStar agreed to limit its aggregate voting power in us to 41.9% and iStar agreed to certain standstill provisions. We have agreed to seek stockholder approval to exchange iStar's Investor Units for shares of our common stock on a one-for-one basis. Assuming this exchange occurs, iStar will own approximately 65.5% of our outstanding common stock, but will continue to be subject to a voting power limitation of 41.9%. See "Item 1. Business - Recent iStar Investment Transaction" for further details. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer.
Two institutional investors own approximately 15.7% of our outstanding common stock. In addition, one of the institutional investors designated one member of our board of directors.
As a result of the foregoing relationships, iStar and one institutional investor will collectively have significant influence over the outcome of voting matters presented to our stockholders, and, in addition, iStar and one institutional investor will have influence over our affairs through their representation on our board of directors.
There are various potential conflicts of interest in our relationship with iStar and its affiliates, including our Manager, and our executive officers and/or directors who are also officers and/or directors of iStar, which could result in decisions that are not in the best interest of our stockholders.
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also directors or officers of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; and conflicts in pursuing transactions that could be structured as either a Ground Lease or as another type of transaction that is within iStar's investment focus. Transactions between iStar and us would be subject to the approval of a majority of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships and iStar's significant ownership of our common stock and partnership interests, iStar has significant influence over us. Additionally, although we entered into an exclusivity agreement with iStar, the agreement contains exceptions to iStar's exclusivity for opportunities that include only an incidental interest in Ground Leases and opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar's existing net lease venture for at least three years after our initial public offering. Accordingly, the exclusivity agreement will not prevent iStar from pursuing certain Ground Lease opportunities directly or through the aforementioned net lease venture.
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
In March 2017, we entered into a $227.0 million non-recourse secured financing transaction (the "2017 Secured Financing") that bears interest at a fixed rate of 3.795% and matures in April 2027. The 2017 Secured Financing was collateralized by seven Ground Leases and one master lease (covering the accounts of five properties). In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). In July 2018, we added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has a term of three years with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. We expect to use the 2017 Revolver and future borrowings of debt from other sources to, among other things, fund potential investments, general corporate uses and working capital. In December 2017, we entered into a $71.0 million mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without prepayment penalty beginning in January 2021. In November 2018, we entered into a $79.2 million non-recourse portfolio financing (the "2018 Portfolio Financing") for seven Ground Leases originated in 2018 that were previously financed by the 2017 Revolver. The 2018 Portfolio Financing bears interest at an initial rate of 3.94%, increasing by 2.0% every 12 months (3.94% in Year 1, 4.02% in Year 2, 4.10% in Year 3, etc.) and matures in December 2028.
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
• certain defaults under our 2017 Secured Financing, such as a failure of a tenant to pay required taxes, may be triggered by the actions or omissions of our tenants who have substantial control over the activities conducted on the properties subject to our Ground Leases, which may be difficult for us to address in a timely manner to avoid such defaults becoming an event of default under the initial portfolio financing (refer to Note 6);
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
If debt is unavailable at reasonable rates, we may not be able to finance the purchase or origination of Ground Lease investments. If debt is unavailable at rates lower than the capitalization rates on our investments, our operating results could be reduced. If we incur secured debt, we may be unable to refinance the investments when the debt becomes due, or to refinance the debt on favorable terms. If interest rates are higher when we refinance our investments, our operating results and cash flows could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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
As of December 31, 2018, we owned, directly or indirectly, 100% of the interests in our Operating Partnership. On January 2, 2019, iStar acquired 12,500,000 Investor Units in our Operating Partnership for $250.0 million, representing a 40.6% economic interest our Operating Partnership (See Item 1. Business - Recent iStar Investment Transaction for further details), which entitle iStar to receive equivalent distributions to those paid in respect of our common stock. In addition, in connection with our future acquisition of Ground Leases or otherwise, we may issue units of our Operating Partnership to third parties. Such issuances would reduce our ownership in our Operating Partnership. Stockholders do not directly own units of our Operating Partnership and do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
The concentration of our voting power may adversely affect the ability of investors to influence our policies.
As of December 31, 2018, iStar owned approximately 41.8% of the outstanding shares and voting power of our common stock. In connection with the Recent iStar Investment Transaction, we entered into a Stockholder Agreement with iStar, pursuant to which iStar agreed to limit its aggregate voting power in us to 41.9% and iStar agreed to certain standstill provisions. We have agreed to seek stockholder approval to exchange iStar's Investor Units for shares of our common stock on a one-for-one basis.

Assuming this exchange occurs, iStar will own approximately 65.5% of our outstanding common stock, but will continue to be subject to a voting power limitation of 41.9%. See Item 1. Business - Recent iStar Investment Transaction for further details. Consequently, iStar has the ability to influence the outcome of matters presented to our stockholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our directors, executive officers and iStar could exercise influence in a manner that is not in the best interest of our other stockholders. The concentration of voting power in iStar might also have the effect of delaying, deferring or preventing a change of control that our other stockholders may view as beneficial.
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
In order for us to qualify as a REIT for each taxable year commencing with our taxable year ended December 31, 2017, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for some litigation, which could limit the ability of stockholders to obtain a favorable judicial forum for disputes with our company.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of any duty owed by us or by any director or officer or other employee to us or to our stockholders; (c) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the Maryland General Corporation Law or our charter or bylaws; or (d) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division. This forum selection provision may limit the ability of stockholders of our company to obtain a judicial forum that they find favorable for disputes with our company or our directors, officers, employees, if any, or other stockholders.
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
Our charter limits the liability of our present directors and executive officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present directors and executive officers will not have any liability to us or our stockholders for money damages other than liability resulting from: (i) actual receipt of an improper benefit or profit in money, property or services; or (ii) active and deliberate dishonesty by the director or executive officer that was established by a final judgment and is material to the cause of action. As a result, we and our stockholders have limited rights against our present and former directors and executive officers, which could limit your recourse in the event of actions not in your best interest.
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
Additionally, the partnership agreement provides that we and our directors and executive officers will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or such director or executive officer acted in good faith. The partnership agreement also provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our Operating Partnership is required to indemnify us and our directors and executive officers and authorizes our Operating Partnership to indemnify present and former members, managers, stockholders, directors, limited partners, general partners, officers or controlling persons of our predecessor and authorizes us to indemnify members, partners, employees and agents of us or our predecessor, in each case for actions taken by them in those capacities from and against any and all claims that relate to the operations of our Operating Partnership, except: (i) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) for any transaction for which the person received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement; or (iii) in the case of a criminal proceeding, if the person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.
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
Our Operating Partnership may issue additional Operating Partnership units, such as the issuance of Investor Units to iStar on January 2, 2019 (refer to Note 13), without the consent of our stockholders, which could have a dilutive effect on our stockholders.
Our Operating Partnership may issue additional Operating Partnership units, such as the issuance of Investor Units to iStar on January 2, 2019 (refer to Note 13), without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and may have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we may make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.
We are an "emerging growth company," and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors, which could make the market price and trading volume of our common stock be more volatile and decline significantly.
We are an "emerging growth company" as defined in the JOBS Act. We will remain an "emerging growth company" until the earliest to occur of: (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as "emerging growth companies," including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock. The JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. However, we have chosen to "opt out" of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active, liquid and/or orderly trading market for our common stock and the market price and trading volume of our common stock may be more volatile and decline significantly.
Risks Related to Our Common Stock
We only recently went public in June 2017 and have experienced relatively low volume in the trading market for our common stock. Limited trading volume may depress the market price of our common stock and make it difficult for investors to sell their shares and less attractive to new investors to purchase shares of our common stock.
We only recently went public in June 2017, and have experienced relatively low volume in the trading market for our common stock. The market price of our common stock could be substantially affected by general market conditions, the extent of the secondary market for our common stock, the concentration in our ownership by iStar, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities of other entities (including securities issued by other real estate‑based companies), our financial performance and prospects and general stock and bond market conditions.
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
• the concentration of our equity ownership by iStar and other investors perceptions as to whether and when such shares may be sold and the influence of iStar and other investors over us;
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
We intend to make distributions to holders of shares of our common stock and holders of Operating Partnership units. We intend to maintain our current distribution rate unless our actual or anticipated results of operations, cash flows or financial position, economic or market conditions or other factors differ materially from our current estimates. However, any future distributions will be made at the discretion of our board of directors and will depend on a number of factors, including our actual or anticipated results of operations, cash flows and financial position, our qualification as a REIT, prohibitions and other restrictions in our financing agreements, economic and market conditions, applicable law, and other factors as our board of directors may deem relevant from time to time. Our 2017 Revolver will restrict our ability to pay distributions to our stockholders. In 2018, we were permitted to make annual distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or borrow funds or issue equity for such distribution, or eliminate or otherwise reduce the amount of such distribution. We currently expect that our operating cash flow will cover our distribution for the foreseeable future. We currently have no intention to make distributions using shares of our common stock. We cannot assure you that our estimated distributions will be achieved or sustained. Accordingly, any distributions we make in the future could differ materially from our current expectations.
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
We cannot predict whether future issuances of shares of our common stock or Operating Partnership units or the availability of shares for resale in the open market will decrease the market price of our common stock. On July 1, 2018, we began paying management fees under our management agreement in shares of our common stock (beginning January 1, 2019, the management agreement was amended and management fees can be paid in cash or in shares of our common stock at the discretion of our independent directors - refer to Note 13) valued at the greater of: (i) the volume weighted average market price of our common stock during the quarter for which the fee is being calculated; and (ii) the initial public offering price of $20.00 per share of our common stock. Although our Manager is restricted from selling such shares for two years from the date such shares are issued, these restrictions will terminate upon termination of the management agreement, and the restrictions will not apply to distributions of shares to iStar in contemplation of a further distribution of such shares to iStar's stockholders. Under the terms of registration rights agreements entered into with our Formation Transactions and iStar's acquisition of Investor Units in our Operating Partnership, iStar and two institutional investors received rights to have shares of common stock issued from time to time registered for resale under the Securities Act. We may also issue shares of common stock or Operating Partnership units in connection with future property, portfolio or business acquisitions. Issuances or resales of substantial amounts of shares of our common stock (including shares of our common stock issued pursuant to our management agreement or our equity incentive plan) or Operating Partnership units, or upon exchange of Operating Partnership units, or the perception that such issuances or resales might occur could adversely affect the market price of our common stock. This potential adverse effect may be increased by the large number of shares of our common stock that are or will be owned by iStar and two institutional investors to the extent that any of them resells, or there is a perception that any of them may resell, a significant portion of its holdings. In addition, future issuances of shares of our common stock may be dilutive to holders of shares of our common stock.
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
Tax Risks Related to Ownership of Our Shares
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
We believe we have been organized and operate and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2017. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through entities treated as partnerships for U.S. federal income tax purposes. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy these asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. In connection with such requirements, for so long as iStar or SFTY Venture LLC, an affiliate of GIC (Realty) Private Limited ("GICRE"), either individually or together in the aggregate, holds 10% or more of the shares of our common stock, we will be deemed to own any tenant in which, iStar, GICRE or iStar and GICRE together own, at any time during a taxable year, a 10% or greater interest, applying certain constructive ownership rules, which could cause us to receive rental income from a related party tenant. We have put in place, together with iStar and GICRE, procedures to diligence whether we will directly or indirectly receive rental income of a related party tenant, including as a result of our constructive ownership of a tenant due to ownership of such tenant by iStar and/or GICRE, and, in the event we receive rental income from a tenant in which GICRE owns a greater than 10% interest that could reasonably cause us to fail to qualify as a REIT, iStar has agreed to purchase our common shares from GICRE in an amount necessary to reduce GICRE's ownership interest in us below 10% on one occasion. However, due to the broad nature of the attribution rules of the Code, we cannot be certain that in all cases we will be able to timely determine whether we are receiving related party rental income in an amount that would cause us to fail the REIT gross income tests. To the extent we fail to satisfy a REIT gross income test as a result of receiving related party tenant income we could fail to qualify as a REIT or be subject to a penalty tax which could be significant in amount. See—"Certain U.S. Federal Income Tax Considerations—

Requirements for Qualification—General—Failure to Satisfy the Gross Income Tests." Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe we have been organized and operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can directly provide to our tenants in the future.
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
For taxable years beginning after December 31, 2017, we will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements (the rule applies to debt instruments issued with original issue discount for tax years beginning after December 31, 2018). This rule could in certain circumstances increase our “phantom income,” which may require us to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
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

No more than 20% (25% for taxable years beginning before December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, REIT dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%) could cause non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of the REIT shares, including our common stock.
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
On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The TCJA made major changes to the Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), and permitting immediate expensing of capital expenditures. The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed. While we do not currently expect this reform to have a significant impact to our consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
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

PART II
Item 5.    Market for Registrant's Equity and Related Share Matters
Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 6 holders of record of common stock as of February 13, 2019. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Unregistered Sales of Equity Securities
In October 2018, we issued 45,941 shares of our common stock to our Manager as payment for the management fee for the three months ended September 30, 2018. These shares were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2018.
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

On June 27, 2017, we issued a total of 40,000 fully-vested shares to our directors who are not employees of the Manager or iStar in consideration for their annual services as directors. On June 28, 2018, we issued a total of 40,000 fully-vested shares to our directors who are not employees of the Manager or iStar in consideration for their annual services as directors.
The following table presents certain information about our equity compensation plan as of December 31, 2018:

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity incentive plans approved by shareholders(1)	—	—	827,500
Equity incentive plans not approved by shareholders	—	—	—
_______________________________________________________________________________

(1)	Composed of the 2017 Plan.

In the third quarter 2018, we adopted an equity incentive plan providing for grants of interests in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Grants under the plan are subject to graduated vesting based on time and hurdles of our common stock price ranging from $25.00 to $35.00. The awards generally entitle plan participants to distributions, in the aggregate, of up to 15% of the capital appreciation above our investment basis. If the hurdles are not achieved in three years, the awards automatically terminate. Awards with an aggregate fair value of $1.5 million were granted to employees of the Manager in the third quarter 2018, which will be recognized over a period of four years. During the year ended December 31, 2018, we recognized $0.1 million in expense from the equity plan.

Item 6.    Selected Financial Data
This item is not applicable due to our "smaller reporting company" filing status.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the two-year period ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements and related notes for the two-year period ended December 31, 2018 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.
Introduction
We are a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from our investments. We believe that our business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, our Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from future rights to acquire the buildings and other improvements on our land at no additional cost to us. We believe that these features offer us the opportunity to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.
We have a diverse portfolio of 28 properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 23 Ground Leases and one master lease (covering five properties) that provide for periodic contractual rent escalations or percentage rent participations in gross revenues generated at the relevant properties.
We have chosen to focus on Ground Leases because we believe they meet an important need in the commercial real estate capital markets and offer a unique combination of safety, income growth and the potential for capital appreciation (refer to Item 1. Business). We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential value accretion to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. We refer to this potential value accretion as the "Value Bank," defined as the difference between the initial cost of the Ground Lease and the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our Value Bank should increase over time as inflation increases. Our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.
We believe that the reversion right is a unique feature distinguishing Ground Leases from other fixed income investments and property types; however, no amounts relating to Value Bank are recorded on our balance sheet or reflected in our earnings. Accordingly, we periodically estimate and report the value of our Value Bank based in part on valuations of the Combined Property Value under our Ground Leases. We retain an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with each Ground Lease in our portfolio; and (b) periodic updates of such reports. As reported in our Current Report on Form 8-K filed on February 14, 2019, as of December 31, 2018, our estimated Value Bank is $1,809 million. Please review that 8-K for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Value Bank. See also "Risk Factors - There can be no assurance that we will realize any incremental value from the Value Bank or that the market price of our common stock will reflect any value attributable thereto."

We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We draw on the extensive investment origination and sourcing platform of iStar, the parent company of our Manager, to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Our common stock is listed on the New York Stock Exchange under the symbol "SAFE." We were incorporated in Maryland on April 14, 2017. We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We conduct all of our business and own all of our properties through our Operating Partnership.

Executive Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease's super senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though growth in the value of the land over time and when, at the end of the lease, the commercial real estate property reverts to us, as landlord, and we are able to realize the value of the leasehold, which may be substantial. Our leases share similarities with triple net leases because typically we are not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs.

We have a diverse portfolio of 28 properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 23 Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

Our Portfolio

We have a portfolio of 28 properties that are diversified by property type and location. Our portfolio is comprised of 23 Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage.

Below is an overview of our portfolio as of December 31, 2018:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Onyx on First	Washington, DC	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed
Promenade Crossing	Orlando, FL	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
Novel Music Row	Nashville, TN	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
3333 LifeHope	Atlanta, GA	Medical Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Medical Office	2115 / 2175	Fixed with Future CPI Adjustments
1111 Pennsylvania Avenue	Washington, DC	Office	2117 / 2117	Fixed with Future CPI Adjustments
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Future CPI Adjustments
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Future CPI Adjustments
Regency Lakeview	Raleigh-Durham, NC	Office	2117 / 2122	Fixed with Future CPI Adjustments
Glenridge Point	Atlanta, GA	Office	2117 / 2117	Fixed with Future CPI Adjustments
Balboa Executive Center	San Diego, CA	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Jefferson	Washington, DC	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Madison	Phoenix, AZ	Office	2117 / 2117	Fixed with Future CPI Adjustments
Hyatt Centric	Washington, DC	Hotel	2035 / 2075	% Rent
Doubletree Seattle Airport(1)(2)	Seattle, WA	Hotel	2025 / 2035	% Rent
Hilton Salt Lake(1)	Salt Lake City, UT	Hotel	2025 / 2035	% Rent
Doubletree Mission Valley(1)	San Diego, CA	Hotel	2025 / 2035	% Rent
Doubletree Durango(1)	Durango, CO	Hotel	2025 / 2035	% Rent
Doubletree Sonoma(1)	San Francisco, CA	Hotel	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hotel	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hotel	2026 / 2066	% Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Miami Airport I	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Miami Airport II	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Total / Weighted Average			69 / 80 yrs
_______________________________________________________________________________

(1)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

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
Tenant Concentration

During the year ended December 31, 2018, the tenant under our Park Hotels Portfolio accounted for approximately $13.2 million, or 27%, of our total revenues, and the tenant who leases the land on which the One Ally Center in Detroit, Michigan is located accounted for approximately $5.3 million, or 11%, of our total revenues.

In addition, some of our tenants operate offices and hotels at the leased properties. For the year ended December 31, 2018, 35% and 28% of our total revenues came from office and hotel properties, respectively. For additional information on tenant concentrations, see "Item 1A. Risk Factors-Risks Related to Our Portfolio and Our Business-Tenant concentration may expose us to financial credit risk and hotel industry concentration exposes us to the financial risks of a downturn in the hotel industry generally, and the hotel operations at our specific properties."

Results of Operations for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017(1)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017
					$ Change	% Change
	(in thousands)
Revenues:	The Company		The Company	Predecessor
Ground and other lease income	$47,400	$22,868	$16,952	$5,916	$24,532	>100%
Other income	2,324	366	258	108	1,958	>100%
Total revenues	49,724	23,234	17,210	6,024	26,490	>100%
Costs and expenses:
Interest expense	15,389	9,917	7,485	2,432	5,472	55%
Real estate expense	1,600	1,471	1,261	210	129	9%
Depreciation and amortization	9,142	7,307	6,406	901	1,835	25%
General and administrative	10,662	6,237	5,094	1,143	4,425	71%
Other expense	995	633	633	—	362	57%
Total costs and expenses	37,788	25,565	20,879	4,686	12,223	48%
Income (loss) from operations	11,936	(2,331)	(3,669)	1,338	14,267	>100%
Income from sales of real estate	—	508	—	508	(508)	(100)%
Net income (loss)	$11,936	$(1,823)	$(3,669)	$1,846	$13,759	>100%
_______________________________________________________________________________

(1)
Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor. In addition, as a result of our acquisition of the Initial Portfolio (refer to Note 1) from iStar, the periods subsequent to April 14, 2017 are presented on a new basis of accounting pursuant to Accounting Standards Codification ("ASC") 805.

Ground and other lease income increased to $47.4 million during the year ended December 31, 2018 from $22.9 million for the same period in 2017. The increase in 2018 was primarily due to $17.7 million of ground and other lease income earned on 13 Ground Leases originated or acquired in 2018, $4.4 million of additional ground and other lease income earned on 3 Ground

Leases originated or acquired in 2017 and an increase of $2.8 million related to percentage rent recognized on our Park Hotels Portfolio.

Other income for the year ended December 31, 2018 was $2.3 million and consists of $1.5 million received by us in connection with the termination of a contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and $0.8 million of interest income earned on our cash balances. Other income for the year ended December 31, 2017 was $0.4 million and consists primarily of interest income earned on our cash balances.

During the year ended December 31, 2018, we incurred interest expense from our secured financings of $15.4 million compared to $7.8 million in 2017, and we incurred an allocation of interest expense from iStar of $2.1 million for the Predecessor period prior to the 2017 Secured Financing. The increase in 2018 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $1.6 million and $1.5 million during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, real estate expenses consisted primarily of $1.0 million related to the amortization of a below market lease asset at one of our hotel properties, property appraisal fees and insurance expense. During the year ended December 31, 2017, real estate expenses consisted primarily of the amortization of a below market lease asset at one of our hotel properties, recoverable property taxes at one of our properties and insurance, consulting and legal fees.
Depreciation and amortization was $9.1 million and $7.3 million during the years ended December 31, 2018 and 2017, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. Beginning on April 14, 2017 we accounted for the acquisition of the Initial Portfolio from iStar in accordance with ASC 805 and began recording depreciation based on the acquisition date fair values of the real estate and recognizing amortization expense resulting from in-place intangible lease assets. The amortization expense from in-place intangible lease assets during the years ended December 31, 2018 and 2017 was $3.1 million and $2.2 million, respectively.

General and administrative expenses include management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company, research and developments costs targeted towards scaling our business and an allocation of expenses to us from our Manager and iStar (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP required us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. Prior to April 14, 2017, general and administrative expenses were allocated to us for certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock based compensation, were allocated to us based on a pro rata allocation of costs from iStar’s net lease and corporate business segments based on our average net assets. The following table presents our general and administrative expenses for the years ended December 31, 2018 and 2017 ($ in thousands):

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017

Non-cash expenses
Allocation from iStar	$—	$807	$—	$807
Stock-based compensation(1)	873	1,012	766	246
Management fees(2)	3,643	1,988	1,988	—
Expense reimbursements to the Manager(2)	778	639	639	—
Subtotal - non-cash expenses	5,294	4,446	3,393	1,053
Cash expenses
Public company and other costs(3)	4,676	1,791	1,701	90
Expense reimbursements to the Manager(2)	692	—	—	—
Subtotal - cash expenses	5,368	1,791	1,701	90
Total general and administrative expenses	$10,662	$6,237	$5,094	$1,143
______________________________________________________

(1)	For the period from January 1, 2017 to April 13, 2017, stock-based compensation represents an allocation from iStar.

(2)	Waived through June 30, 2018.

(3)
In July 2018, our board of directors engaged our current auditor to re-audit our financial statements included in the 2017 Annual Report that were audited by our predecessor auditor so that in connection with future securities offerings, we would not have to obtain consents and comfort letters from more than one accounting firm. During the year ended December 31, 2018, we incurred $0.3 million in connection with the re-audit.

During the year ended December 31, 2018, other expense consists primarily of costs related to an unsuccessful acquisition (but for which we received a $1.5 million termination fee), investment pursuit costs and fees related to our derivative transactions. During the year ended December 31, 2017, other expense consists primarily of non-recurring acquisition costs, unsuccessful investment pursuit costs and costs associated with entering into hedges.

During the year ended December 31, 2017, we recognized income from sales of real estate of $0.5 million resulting from the sale of a parking facility from our Park Hotels Portfolio.

Non-GAAP Financial Measures

In addition to net income (loss) prepared in conformity with GAAP, we have historically reported the supplemental non-GAAP performance measures funds from operations ("FFO") and adjusted funds from operations ("AFFO"), which are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Such measures reflect adjustments to net income that we considered to be useful when evaluating our core business, which is generating increasing cash flows from long-term leases with minimal unreimbursed property-level expenses, and owning land which, as an asset class, has historically appreciated in value over time.

For periods beginning January 1, 2019, we intend no longer to report AFFO and FFO. We expect that after the adoption of ASU 2016-02, "Leases" and ASU 2018-11, "Leases" (refer to Note 3), a significant majority of our newly originated Ground Leases will be classified as sales-type leases, and lease payments received by us will be recorded as interest income and amortization of the net investment in the lease. Furthermore, most of our new investments in land structured as Ground Leases will be classified as net investment in lease on our consolidated balance sheet. We believe that the GAAP treatment of these leases under the new accounting standards captures many of the fixed-income like aspects of our business such that AFFO and FFO will be of less utility as supplemental measures going forward. Under the new standards, the cash flows from our Ground Leases will be recognized as interest income on an effective interest method similar to other fixed income investments. We believe that after the adoption of these ASUs, GAAP net income will be more indicative of our operating performance as a high grade, fixed income investment business.

The table below presents a reconciliation of our consolidated and combined net income (loss) allocable to Safety, Income & Growth Inc. common shareholders, the most directly comparable GAAP measure, to FFO and AFFO allocable to Safety, Income & Growth Inc. common shareholders, for the periods presented. We compute FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains or losses from sales of depreciable operating property, plus real estate-related depreciation and amortization. We compute AFFO by adding (or subtracting) to FFO the following items: straight-line rental income, the amortization of real estate-related intangibles, non-cash management fees and expense reimbursements, stock-based compensation, acquisition costs, the amortization of deferred financing costs and premiums/discounts related to debt obligations and the allocable share of noncontrolling interests' amortization of real estate-related intangibles and straight-line rental income.

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017 (1)

	(in thousands)
Funds from Operations	The Company		Predecessor
Net income (loss) allocable to Safety, Income & Growth Inc. common shareholders	$11,740	$(3,669)	$1,846
Add: Depreciation and amortization	9,142	6,406	901
Less: Income from sales of real estate	—	—	(508)
FFO allocable to Safety, Income & Growth Inc. common shareholders	$20,882	$2,737	$2,239

Adjusted Funds from Operations
FFO allocable to Safety, Income & Growth Inc. common shareholders	$20,882	$2,737	$2,239
Straight-line rental income	(19,041)	(4,097)	(1,271)
Amortization of real estate-related intangibles, net	2,518	1,178	118
Stock-based compensation	873	766	246
Acquisition costs	—	381	—
Non-cash management fees and expense reimbursements	4,421	2,627	—
Non-cash interest expense	1,614	465	20
Allocable share of noncontrolling interests' amortization of real estate-related intangibles and straight-line rental income	134	—	—
AFFO allocable to Safety, Income & Growth Inc. common shareholders	$11,401	$4,057	$1,352
_______________________________________________________________________________

(1)	Operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

Investors should view FFO and AFFO as supplemental to, and not replacements of, GAAP net income (loss). The utility of FFO and AFFO as measures of our performance is limited because, among other things, they exclude depreciation and amortization and do not capture changes in the value of our properties that result from use or market conditions, which could materially impact our results from operations. FFO and AFFO are not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions to our stockholders. Although FFO and AFFO are measures used for comparability in assessing the performance of REITs, the NAREIT White Paper only provides guidelines for computing FFO; therefore, the computation of FFO and AFFO may vary from one company to another.

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

As of December 31, 2018, we had $16.4 million of unrestricted cash and the ability to borrow an additional $2.9 million on our 2017 Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 6 for more information on our 2017 Revolver), without pledging any additional assets to the facility. We refer to this $19.3 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors, borrowings from our debt facilities and, cash on January 2, 2019 of $250.0 million from iStar's purchase of Investor Units in our Operating Partnership (which was used to repay in full the $169.5 million outstanding on our 2017 Revolver). Our primary uses of cash to date have been the $113.0 million acquisition of the Initial Portfolio from iStar (which was subject to the 2017 Secured Financing, as defined below), the acquisition/origination of 16 Ground Leases for an aggregate purchase price of approximately $544 million, repayments on our debt facilities and distributions to our stockholders. Our primary sources of liquidity going forward will generally consist of cash on hand and cash generated from our operating activities, financings, and unused borrowing capacity under our 2017 Revolver (which we can leverage a maximum of 2:1).

We expect our short-term liquidity requirements to include:
•debt service and debt repayments;
•distributions to our stockholders and noncontrolling interests; and
•working capital.

We expect to meet our short-term liquidity requirements through our cash on hand, our cash flows from operations and borrowing capacity under our 2017 Revolver. The availability of our 2017 Revolver is subject to the conditions set forth in the applicable loan agreement.

We expect our long-term liquidity requirements to include:
•acquisitions and originations of Ground Lease investments; and
•debt maturities.

We expect to meet our long-term liquidity requirements through our cash on hand, cash flows from operations, mortgage financings, debt issuances and common and/or preferred equity issuances.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and purchase commitments as of December 31, 2018 (refer to Note 6 and Note 7 to the consolidated and combined financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
2018 Portfolio Financing	$79,193	$—	$—	$—	$79,193	$—
2017 Secured Financing	227,000	—	—	—	227,000	—
2017 Revolver(2)	169,500	—	—	169,500	—	—
2017 Hollywood Mortgage	71,000	—	—	71,000	—	—
Total principal maturities	546,693	—	—	240,500	306,193	—
Interest Payable(3)	140,348	21,245	42,748	30,134	46,221	—
Purchase Commitments(4)	63,959	12,500	51,459	—	—	—
Total	$751,000	$33,745	$94,207	$270,634	$352,414	$—
_______________________________________________________________________________

(1)	Assumes the extended maturity date for all debt obligations.

(2)	The 2017 Revolver was repaid in full on January 2, 2019 from the proceeds of the sale to iStar of Investor Units in our Operating Partnership (refer to Note 13).

(3)	Variable-rate debt assumes 1-month LIBOR of 2.50%. Interest payable does not include interest that may be payable under our derivatives.

(4)	Refer to Note 7 of the consolidated and combined financial statements.

2018 Portfolio Financing—In November 2018, we entered into a non-recourse portfolio financing (the "2018 Portfolio Financing") for seven Ground Leases originated in 2018 that were previously financed by the 2017 Revolver (see below). The 2018 Portfolio Financing is interest only, bears interest at an initial rate of 3.94%, increasing by 2.0% every 12 months (3.94% in Year 1, 4.02% in Year 2, 4.10% in Year 3, etc.) and matures in December 2028.
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
2017 Revolver—In June 2017, we entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. In July 2018, we added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has an initial maturity of June 2020 with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver allows us to leverage Ground Leases up to a maximum 67%. The 2017 Revolver was repaid in full on January 2, 2019 from the proceeds of the sale to iStar of Investor Units in our Operating Partnership (refer to Note 13).
2017 Hollywood Mortgage—In December 2017, we entered into a $71.0 million mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without prepayment penalty beginning in January 2021.

Debt Covenants—We are subject to financial covenants under the 2017 Revolver, including maintaining: a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; a consolidated fixed charge coverage ratio of at least 1.45x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; and a secured recourse debt ratio of not more than 5.0% of our total consolidated assets. Additionally, the 2017 Revolver restricts our ability to pay distributions to our stockholders. In 2017, we were permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of our common stock. In 2018, we were permitted to make distributions up to an amount equal to 110% of our adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, we may make distributions to the extent necessary to maintain our qualification as a REIT. The 2018 Portfolio Financing contains no significant maintenance or ongoing financial covenants. As of December 31, 2018, we were in compliance with all of our financial covenants.

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

Purchase price allocation—Upon acquisition of real estate, we determine whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, we recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values. For business combinations, we recognize and measure goodwill or gain from a bargain purchase, if applicable, and expense acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on our consolidated balance sheets. If we acquire real estate and simultaneously enter into a lease of the real estate, the acquisition will be accounted for as an asset acquisition.

We account for our acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values and included in "Real estate-related intangible assets, net" on our consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in "Real estate-related intangible liabilities, net" on our consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in our consolidated and combined statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or, increase to) ground and other lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. We may also engage in sale/leaseback transactions whereby we execute a net lease with the occupant simultaneously with the purchase of the asset.

Impairments—We review real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in "Impairment of assets" in our consolidated and combined statements of operations.

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by us to our tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on our consolidated balance sheets. We are also entitled to percentage rent, representing a portion of our lessee's gross revenues from the properties, pursuant to some of our leases and record percentage rent as ground and other lease income when earned. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

We estimate losses within ground and other lease income receivable and deferred ground and other lease income receivable balances as of the balance sheet date and incorporate an asset-specific reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2018 and 2017, we did not have an allowance for doubtful accounts related to real estate tenant receivables or deferred ground and other lease income.

Fair Values—We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We determine the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of us and our own assumptions about market participant assumptions. We determined the carrying values of our financial instruments including cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their the fair values of the instruments. We determined the fair value of our debt obligations, net as of December 31, 2018 and 2017 was approximately $537.8 million and $308.7 million, respectively.

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

As of December 31, 2018, we had $306.2 million principal amount of fixed-rate debt outstanding and $240.5 million principal amount of floating-rate debt outstanding. In addition, as of December 31, 2018 we were party to derivative contracts to manage our interest rate risk.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.50% as of December 31, 2018. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$785
-50 Basis Points	393
-10 Basis Points	79
Base Interest Rate	—
+10 Basis Points	(79)
+ 50 Basis Points	(393)
+100 Basis Points	(785)

Item 8.    Financial Statements and Supplemental Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	52
Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017	53
Consolidated and Combined Statements of Operations for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017	54
Consolidated and Combined Statements of Comprehensive Income (Loss) for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017	55
Consolidated and Combined Statements of Changes in Equity for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017	56
Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017	57
Notes to Consolidated and Combined Financial Statements	58
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 with reconciliations for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017	79

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Safety, Income & Growth Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safety, Income & Growth Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the year ended 2018 and for the period April 14, 2017 to December 31, 2017 and the related combined statements of operations, comprehensive income, changes in equity, and cash flows for the period January 1, 2017 to April 13, 2017 (Predecessor), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, the period from April 14, 2017 to December 31, 2017 and the period January 1, 2017 to April 13, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2019

We have served as the Company's auditor since 2018.

Safety, Income & Growth Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2018	2017
ASSETS
Real estate
Real estate, at cost	$669,923	$413,145
Less: accumulated depreciation	(10,257)	(4,253)
Total real estate, net	659,666	408,892
Real estate-related intangible assets, net (refer to Note 4)	262,531	138,725
Total real estate, net and real estate-related intangible assets, net	922,197	547,617
Cash and cash equivalents	16,418	168,214
Restricted cash	8,007	1,656
Deferred ground and other lease income receivable, net	23,138	4,097
Deferred expenses and other assets, net	9,983	6,929
Total assets	$979,743	$728,513
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,800	$7,545
Real estate-related intangible liabilities, net (refer to Note 4)	57,620	57,959
Debt obligations, net	543,965	307,074
Total liabilities	622,385	372,578
Commitments and contingencies (refer to Note 7)
Equity:
Safety, Income & Growth Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,276 and 18,190 shares issued and outstanding as of December 31, 2018 and 2017, respectively	183	182
Additional paid-in capital	370,530	364,919
Accumulated deficit	(8,486)	(9,246)
Accumulated other comprehensive income (loss)	(6,876)	80
Total Safety, Income & Growth Inc. shareholders' equity	355,351	355,935
Noncontrolling interests	2,007	—
Total equity	357,358	355,935
Total liabilities and equity	$979,743	$728,513
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Operations
(In thousands, except per share data)

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017

Revenues:	The Company		Predecessor
Ground and other lease income	$47,400	$16,952	$5,916
Other income	2,324	258	108
Total revenues	49,724	17,210	6,024
Costs and expenses:
Interest expense	15,389	7,485	2,432
Real estate expense(2)	1,600	1,261	210
Depreciation and amortization	9,142	6,406	901
General and administrative	10,662	5,094	1,143
Other expense	995	633	—
Total costs and expenses	37,788	20,879	4,686
Income (loss) from operations	11,936	(3,669)	1,338
Income from sales of real estate	—	—	508
Net income (loss)	11,936	(3,669)	1,846
Net income attributable to noncontrolling interests	(196)	—	—
Net income (loss) attributable to Safety, Income & Growth Inc.	$11,740	$(3,669)	$1,846

Per common share data:
Net income (loss) attributable to Safety, Income & Growth Inc.
Basic and diluted	$0.64	$(0.25)	N/A
Weighted average number of common shares:
Basic and diluted	18,218	14,648	N/A
_______________________________________________________________________________
(1)The combined statements of operations prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

(2)
For the period from April 14, 2017 to December 31, 2017 and the period from January 1, 2017 to April 13, 2017, real estate expense includes reimbursable property taxes of $0.2 million and $0.2 million, respectively, at one of the Company's properties. For the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017, real estate expense includes non-cash rent expense of $1.0 million and $0.7 million, respectively, related to the amortization of a below market lease asset at one of the Company's hotel properties.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands)

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017		For the Period from January 1, 2017 to April 13, 2017

	The Company			Predecessor
Net income (loss)	$11,936	$(3,669)		$1,846
Other comprehensive income (loss):
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	41	—	—	—
Reclassification of (gains) losses on derivatives into earnings	(252)	110		—
Unrealized gains/(losses) on derivatives	(6,745)	(30)		415
Other comprehensive income (loss)	(6,956)	80		415
Comprehensive income (loss)	4,980	(3,589)		2,261
Comprehensive (income) attributable to noncontrolling interests	(196)	—		—
Comprehensive income (loss) attributable to Safety, Income & Growth Inc.	$4,784	$(3,589)		$2,261
_______________________________________________________________________________

(1)	The combined statements of comprehensive income prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Changes in Equity
(In thousands)

	Safety, Income & Growth Inc. Predecessor Equity	Common Stock at Par	Additional Paid-In Capital	Retained Earnings / Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Predecessor
Balance as of December 31, 2016	$154,091	$—	$—	$—	$—	$—	$154,091
Net income	1,846	—	—	—	—	—	1,846
Unrealized gain on cash flow hedge	415	—	—	—	—	—	415
Net transactions with iStar Inc.	(220,813)	—	—	—	—	—	(220,813)
Balance as of April 13, 2017	$(64,461)	$—	$—	$—	$—	$—	$(64,461)

The Company
Net loss	$—	$—	$—	$(3,669)	$—	$—	$(3,669)
Proceeds from issuance of common stock to initial investors	—	57	112,943	—	—	—	113,000
Proceeds from issuance of common stock in initial public offering	—	125	249,875	—	—	—	250,000
Contributions from iStar Inc.	—	—	21,567	—	—	—	21,567
Offering costs	—	—	(20,232)	—	—	—	(20,232)
Issuance of common stock to directors	—	—	766	—	—	—	766
Dividends declared	—	—	—	(5,577)	—	—	(5,577)
Change in accumulated other comprehensive income (loss)	—	—	—	—	80	—	80
Balance as of December 31, 2017	$—	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	—	11,740	—	196	11,936
Contributions from iStar Inc.	—	—	2,581	—	—	—	2,581
Offering costs	—	—	1,347	—	—	—	1,347
Issuance of common stock to iStar Inc. (refer to Note 11)	—	1	918	—	—	—	919
Issuance of common stock to directors/amortization	—	—	765	—	—	108	873
Dividends declared	—	—	—	(10,939)	—	—	(10,939)
Cumulative-effect adjustment for cash flow hedges (refer to Note 3)	—	—	—	(41)	41	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	—	(6,997)	—	(6,997)
Contributions from noncontrolling interests	—	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Balance as of December 31, 2018	$—	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
_______________________________________________________________________________
(1)The combined statements of changes in equity prior to April 14, 2017 represent the activity of Safety, Income & Growth Inc. Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

Safety, Income & Growth Inc.(1)
Consolidated and Combined Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017	For the Period from January 1, 2017 to April 13, 2017

	The Company		Predecessor
Cash flows from operating activities:
Net income (loss)	$11,936	$(3,669)	$1,846
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	9,142	6,406	901
Non-cash stock-based compensation expense	873	766	—
Deferred ground and other lease income	(19,041)	(4,097)	(1,271)
Income from sales of real estate	—	—	(508)
Amortization of real estate-related intangibles, net	2,518	1,178	118
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,612	465	—
Management fees and non-cash expense reimbursements to the Manager	4,421	2,627	—
Other operating activities	11	15	24
Changes in assets and liabilities:
Changes in ground and other lease income receivable, net	—	1,394	2,088
Changes in deferred expenses and other assets, net	(1,163)	151	(576)
Changes in accounts payable, accrued expenses and other liabilities	3,219	852	(13)
Cash flows provided by operating activities	13,528	6,088	2,609
Cash flows from investing activities:
Acquisitions of real estate	(385,897)	(270,734)	—
Proceeds from sales of real estate	—	—	508
Other investing activities	1,392	(2,443)	(1,042)
Cash flows used in investing activities	(384,505)	(273,177)	(534)
Cash flows from financing activities:
Net transactions with iStar Inc.	—	—	(220,813)
Distributions to noncontrolling interest	(47)	—	—
Contributions from noncontrolling interest	1,750	—	—
Contribution from iStar Inc.	—	14,350	—
Proceeds from issuance of common stock	—	363,000	—
Proceeds from debt obligations	312,353	176,000	227,000
Repayments of debt obligations	(74,500)	(95,000)	—
Payments for deferred financing costs	(2,289)	(4,170)	(7,217)
Payment of offering costs	(808)	(14,372)	(779)
Dividends paid to common shareholders	(10,927)	(2,849)	—
Cash flows provided by (used in) financing activities	225,532	436,959	(1,809)
Changes in cash, cash equivalents and restricted cash	(145,445)	169,870	266
Cash, cash equivalents and restricted cash at beginning of period	169,870	—	—
Cash, cash equivalents and restricted cash at end of period	$24,425	$169,870	$266
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,817	$6,528	$168
Supplemental disclosure of non-cash investing and financing activity:
Assumption of debt obligations	$—	$227,415	$—
Contribution from iStar Inc.	2,581	7,217	—
Dividends declared to common shareholders	2,741	2,728	—
Accrued offering costs	(709)	1,347	—
Accrued finance costs	217	128	21
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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements

Note 1—Business and Organization

Business—Safety, Income & Growth Inc. (the "Company") operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Ground Leases are similar to ‘‘triple net’’ leases because the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for future investment value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement (refer to Note 11 and Note 13). The Company has no employees, as the Manager provides all services to it. The Company intends to draw on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company's predecessor ("Original Safety" or the "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter. Through these and other formation transactions, the Company: (i) acquired iStar's entire Ground Lease portfolio consisting of 12 properties (the "Initial Portfolio"), all of which were wholly-owned; (ii) completed the $227 million 2017 Secured Financing (refer to Note 6) on March 30, 2017; (iii) issued 2,875,000 shares of the Company's common stock to two institutional investors for $20.00 per share, or $57.5 million (representing a 50.9% ownership interest in the Company at such time), and 2,775,000 shares of the Company's common stock to iStar for $20.00 per share, or $55.5 million (representing a 49.1% ownership interest in the Company at such time); and (iv) paid $340.0 million in total consideration to iStar for the Initial Portfolio.

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

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safety Income and Growth Operating

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Partnership LP (the "Operating Partnership"), which as of December 31, 2018 was wholly-owned by the Company (refer to Note 13). The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.
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

Principles of Consolidation and Combination—For the periods prior to April 14, 2017, the combined financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows attributed to the Predecessor. For the periods subsequent to April 14, 2017, the consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2018, the total assets of these consolidated VIEs were $54.3 million and total liabilities were $29.4 million. The classifications of these assets are primarily within "Real estate-related intangible assets, net" and "Real estate, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2018.

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

Purchase price allocation—Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on the Company's consolidated balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values and included in "Real estate-related intangible assets, net" or "Real estate-related intangible liabilities, net" on the Company's consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in "Real estate-related intangible liabilities, net" on the Company's consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company's consolidated and combined statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or, increase to) ground and other lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset.

Impairments—The Company reviews real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in "Impairment of assets" in the Company's consolidated and combined statements of operations. The Company did not record any impairments for the periods presented.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Restricted Cash—Restricted cash includes $8.0 million and $1.7 million held as collateral under certain of the Company's derivative transactions as of December 31, 2018 and 2017, respectively.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$16,418	$168,214
Restricted cash(1)	8,007	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$24,425	$169,870
_______________________________________________________________________________

(1)	Restricted cash includes cash balances held as collateral under certain of the Company's derivative transactions.

Ground and other lease income—Ground and other lease income includes rent earned from leasing land and buildings owned by the Company to its tenants. Ground and other lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between ground and other lease income recognized under this method and contractual lease payment terms is recorded as deferred ground and other lease income receivable and is included in ‘‘Deferred ground and other lease income receivable, net’’ on the Company's consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the Company's lessee's gross revenues from the properties, pursuant to some of its leases and records percentage rent as ground and other lease income when earned. During the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017, the Company recorded $3.6 million, $0.1 million, and $0.6 million, respectively, of percentage rent. Ground and other lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

The Company estimates losses within ground and other lease income receivable and deferred ground and other lease income receivable balances as of the balance sheet date and incorporates an asset-specific reserve based on management's evaluation of the credit risks associated with these receivables. As of December 31, 2018 and 2017, we did not have an allowance for doubtful accounts related to real estate tenant receivables or deferred ground and other lease income.

Other income—Other income primarily includes interest income, non-recurring fees in connection with the termination of a purchase contract and other ancillary income.

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (refer to Note 9 for a summary of shares outstanding).

Deferred expenses and other assets—Deferred expenses and other assets includes deferred financing fees associated with the 2017 Revolver (refer to Note 6), derivative assets, deferred costs, purchase deposits, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated and combined statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company's consolidated and combined statements of operations.

Deferred financing fees—Deferred financing fees associated with the Company's debt facilities are recorded in ‘‘Debt obligations, net’’ on the Company's consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated and combined statements of operations.

Stock-based compensation—The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel. The Company's equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. The Company accounts for stock-based compensation awards using the fair value method, which requires

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

an estimate of fair value of the award at the time of grant. On each of June 28, 2018 and June 27, 2017, the Company issued a total of 40,000 fully-vested shares to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors with aggregate grant date fair values of $0.8 million and $0.8 million, respectively. During the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017, the Company recognized $0.8 million and $0.8 million, respectively, in stock-based compensation expense related to this plan, which is classified within "General and administrative" in the Company's consolidated statements of operations.

During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price ranging from $25.00 to $35.00. The awards generally entitle plan participants to distributions, in the aggregate, of up to 15% of the capital appreciation above the Company's investment basis. If the hurdles are not achieved in three years, the awards automatically terminate. Awards with an aggregate fair value of $1.5 million were granted to employees of the Manager in the third quarter 2018, which will be recognized over a period of four years. During the year ended December 31, 2018, the Company recognized $0.1 million in expense related to this equity plan, which is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

Income taxes—The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated and combined financial statements of the Company have been prepared consistent with the Company's qualification as a REIT for the periods presented. The Company elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 2017. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company formed a taxable REIT subsidiary ("TRS") during the year ended December 31, 2018. The TRS had no activity during the periods presented, and accordingly, no provision for income taxes was required.

Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes. Refer to Note 8 for more information on the Company's derivative activity.

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

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; restricted cash; ground and other lease income receivable; deferred ground and other lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

obligations, net as of December 31, 2018 and 2017 was approximately $537.8 million and $308.7 million, respectively, and is classified as Level 3 within the fair value hierarchy.

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
New Accounting Pronouncements—In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2018-16"). ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-16 effective January 1, 2019 and the adoption did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. Adoption of ASU 2016-02 may result in the lessor and lessee under a long term lease of land to record the lease as a financing transaction. The lessor under a long-term lease of land will likely classify its land as a sales-type lease and record the land as a net investment in the lease. For the Company's Ground Leases which are sales-type leases, lease payments received by the Company will be recorded as interest income and amortization of the net investment in the lease. The amount recorded as interest income in any given period will likely be different than the straight-line ground lease income that would have been recorded under the superseded guidance. Management has decided to elect the practical expedient package that allows the Company: (a) to not reassess whether any expired or existing contracts

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019.

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

ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management has decided to elect both of these provisions.

As a result of the adoption of ASU 2016-02 and ASU 2018-11, the Company will not have any adjustments to its financial statements prior to December 31, 2018.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
Land and land improvements, at cost	$477,527	$220,749
Buildings and improvements, at cost	192,396	192,396
Less: accumulated depreciation	(10,257)	(4,253)
Total real estate, net	$659,666	$408,892
Real estate-related intangible assets, net	262,531	138,725
Total real estate, net and real estate-related intangible assets, net	$922,197	$547,617

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
Above-market lease assets, net(1)	$190,209	$77,197
In-place lease assets, net(2)	46,783	35,744
Below-market lease asset, net(3)	24,796	25,784
Other intangible assets, net	743	—
Real estate-related intangible assets, net	$262,531	$138,725
_______________________________________________________________________________

(1)
Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Accumulated amortization on above-market lease assets was $3.0 million and $0.9 million as of December 31, 2018 and 2017, respectively. The amortization of above-market lease assets decreased "Ground and other lease income" in the Company's consolidated statements of operations by $2.1 million and $0.9 million, respectively, for the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017. Above-market lease assets are amortized over the non-cancelable term of the leases.

(2)
In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. Accumulated amortization on in-place lease assets was $5.3 million and $2.2 million as of December 31, 2018 and 2017, respectively. The amortization expense for in-place leases was $3.1 million and $2.2 million, respectively, for the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017. These amounts are included in "Depreciation and amortization" in the Company's consolidated statements of operations. In-place lease assets are amortized over the non-cancelable term of the leases.

(3)
Below-market lease asset, net resulted from the acquisition of the Initial Portfolio and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the third-party owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant pays this expense directly under the terms of a master lease. Accumulated amortization on the below-market lease asset was $1.7 million and $0.7 million as of December 31, 2018 and 2017, respectively. The amortization expense for the Company's below-market lease asset was $1.0 million and $0.7 million, respectively, for the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017. These amounts are included in "Real estate expense" in the Company's consolidated statements of operations. The below-market lease asset is amortized over the non-cancelable term of the lease.

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands) (1):

Year	Amount
2019	7,312
2020	7,312
2021	7,312
2022	7,312
2023	7,312
_______________________________________________________________________________

(1)	As of December 31, 2018, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 77 years.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
Below-market lease liabilities, net(1)	$57,620	$57,959
Real estate-related intangible liabilities, net	$57,620	$57,959
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Accumulated amortization on below-market lease liabilities was $1.0 million and $0.4 million as of December 31, 2018 and 2017, respectively. The amortization of below-market lease liabilities increased "Ground and other lease income" in the Company's consolidated statements of operations by $0.6 million and $0.4 million, respectively, for the year ended December 31, 2018 and the period from April 14, 2017 to December 31, 2017.

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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The Company's purchase price allocations for the acquisitions described above are presented in the table below ($ in thousands):

	Initial Portfolio	6200 Hollywood Blvd.	6201 Hollywood Blvd.	Total
Assets
Land and land improvements, at cost	$73,472	$68,140	$72,836	$214,448
Buildings and improvements, at cost	192,396	—	—	192,396
Real estate	265,868	68,140	72,836	406,844
Real estate-related intangible assets	124,017	5,500	3,258	132,775
Other assets	1,174	—	—	1,174
Total assets	$391,059	$73,640	$76,094	$540,793

Liabilities
Real estate-related intangible liabilities	$50,644	$—	$7,734	$58,378
Debt obligations	227,415	—	—	227,415
Total liabilities	278,059	—	7,734	285,793
Equity Purchase Price(1)	$113,000	$73,640	$68,360	$255,000
_______________________________________________________________________________

(1)	The Company paid $340.0 million in total consideration to iStar for the Initial Portfolio, including the assumption of the 2017 Secured Financing.

The pro forma revenues and net income (loss) below are presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been assuming the transaction occurred on January 1, 2016, nor do they purport to represent the Company’s results of operations for future periods. The following unaudited table summarizes the Company's pro forma revenues and net loss for the year ended December 31, 2017, as if the acquisitions of these properties were completed on January 1, 2016 ($ in thousands):

Pro forma revenues	$25,828
Pro forma net income (loss) (1)	(803)
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

In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar, the Company's largest shareholder, committed to provide a $24.0 million construction loan to the ground lessee for the renovation of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
In October 2017, the Company entered into a commitment to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The Company accounted for the following acquisitions made during the year ended December 31, 2018 as asset acquisitions and recorded an aggregate $256.8 million in "Real estate, net," an aggregate $130.1 million in "Real estate-related intangible assets, net" and an aggregate $0.3 million in "Real estate-related intangible liabilities, net" on its consolidated balance sheet.
In January 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First, a multi-family building located in the Navy Yards neighborhood of Washington, D.C., one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.
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
In November 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 1111 Pennsylvania Avenue, a 337,000 square foot Class-A office building located in Washington, DC. The Ground Lease has a term of 99 years.
In November 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Novel Music Row, a 275-unit Class-A multi-family building located in Nashville, TN. The Ground Lease has a term of 99 years.
During the year ended December 31, 2018, the Company received $1.5 million in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Future Minimum Ground and Other Lease Payments—Future minimum Ground and Other Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of December 31, 2018, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2019	$5,111	$19,067	$10,082	$34,260
2020	5,111	19,393	10,082	34,586
2021	5,111	19,732	10,082	34,925
2022	5,111	20,069	10,082	35,262
2023	5,111	20,546	10,082	35,739

Note 5—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
Interest rate hedge assets	$2,991	$1,042
Other assets	2,416	450
Deferred finance costs, net(1)	2,295	2,490
Purchase deposits	1,800	2,855
Leasing costs, net	481	92
Deferred expenses and other assets, net	$9,983	$6,929
_______________________________________________________________________________

(1)	Accumulated amortization of deferred finance costs was $1.7 million and $0.5 million as of December 31, 2018 and 2017, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2018	December 31, 2017
Interest rate hedge liabilities	$10,092	$904
Accrued expenses(1)	3,596	1,285
Dividends declared and payable	2,741	2,728
Other liabilities(2)	1,788	621
Interest payable	1,663	660
Management fee payable	920	—
Accounts payable(3)	—	1,347
Accounts payable, accrued expenses and other liabilities	$20,800	$7,545
_______________________________________________________________________________

(1)	As of December 31, 2018 and 2017, accrued expenses primarily includes accrued legal expenses, accrued audit expenses and deferred finance costs.

(2)	As of December 31, 2018 and 2017, other liabilities includes $0.4 million and $0.1 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

(3)	As of December 31, 2017, accounts payable includes accrued offering costs.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 6—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Stated Interest Rate		Scheduled Maturity Date(1)
	December 31, 2018	December 31, 2017
Secured credit financing:
2018 Portfolio Financing	$79,193	$—	3.94%	(2)	December 2028
2017 Secured Financing	227,000	227,000	3.795%		April 2027
2017 Hollywood Mortgage	71,000	71,000	One-Month LIBOR plus 1.33%	(3)	January 2023
2017 Revolver	169,500	10,000	One-Month LIBOR plus 1.35%		June 2022
Total secured credit financing	546,693	308,000
Total debt obligations	546,693	308,000
Debt premium, discount and deferred financing costs, net	(2,728)	(926)
Total debt obligations, net	$543,965	$307,074
_______________________________________________________________________________

(1)	Represents the extended maturity date for all debt obligations.

(2)	The initial rate is 3.94% and increases by 2.0% every 12 months.

(3)	As of December 31, 2018, inclusive of the effect of an interest rate swap the effective interest rate is 3.04%.

2018 Portfolio Financing—In November 2018, the Company entered into a non-recourse portfolio financing (the "2018 Portfolio Financing") for seven Ground Leases originated in 2018 that were previously financed by the 2017 Revolver (see below). The 2018 Portfolio Financing is interest only, bears interest at an initial rate of 3.94%, increasing by 2.0% every 12 months (3.94% in Year 1, 4.02% in Year 2, 4.10% in Year 3, etc.) and matures in December 2028.
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
2017 Hollywood Mortgage—In December 2017, the Company entered into a $71.0 million non-recourse first mortgage on 6200 Hollywood Boulevard and 6201 Hollywood Boulevard (the "2017 Hollywood Mortgage"). The 2017 Hollywood Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without prepayment penalty beginning in January 2021.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. In July 2018, the Company added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has an initial maturity of June 2020 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver allows the Company to leverage Ground Leases up to a maximum of 67%. During the year ended December 31, 2018, the Company increased borrowings on the 2017 Revolver by $159.5 million. As of December 31, 2018, there was $180.5 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $2.9 million without pledging any additional assets to the facility. The 2017 Revolver was repaid in full on January 2, 2019 from the proceeds of the sale to iStar of Investor Units in the Company's Operating Partnership (refer to Note 13).
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. In 2017, the Company was permitted to make distributions based on an annualized distribution rate of 3.0% of the initial public offering price per share of its common stock. In 2018, the Company was permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. The 2018 Portfolio Financing contains no significant maintenance or ongoing financial covenants. As of December 31, 2018, the Company was in compliance with all of its financial covenants.
Future Scheduled Maturities—As of December 31, 2018, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

	2018 Portfolio Financing	2017 Secured Financing	2017 Hollywood Mortgage	2017 Revolver(1)	Total
2019	$—	$—	$—	$—	$—
2020	—	—	—	—	—
2021	—	—	—	—	—
2022	—	—	—	169,500	169,500
2023	—	—	71,000	—	71,000
Thereafter	79,193	227,000	—	—	306,193
Total principal maturities	79,193	227,000	71,000	169,500	546,693
Debt premium, discount and deferred financing costs, net					(2,728)
Total debt obligations, net					$543,965
_______________________________________________________________________________

(1)	The 2017 Revolver was repaid in full on January 2, 2019 from the proceeds of the sale to iStar of Investor Units in the Company's Operating Partnership (refer to Note 13).
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

Although the Company’s real estate assets are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of ground and other lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the year ended December 31, 2018, the Company’s two largest tenants accounted for approximately $13.2 million and $5.3 million, or 27% and 11%, respectively, of the Company’s revenues.

The carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 21.1% of the Company’s total assets as of December 31, 2018. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives as either assets or liabilities on the Company's consolidated balance sheets at fair value. Interest rate hedge assets are recorded in "Deferred expenses and other assets, net" and interest rate hedge liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

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

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 ($ in thousands):(1)

	December 31, 2018	December 31, 2017
Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$2,987	$1,024	Deferred expenses and other assets, net
Interest rate cap(3)	4	18	Deferred expenses and other assets, net
	$2,991	$1,042
Liabilities
Interest rate swaps	$10,092	$904	Accounts payable, accrued expenses and other liabilities
	$10,092	$904
____________________________________________________________________________

(1)	For the year ended December 31, 2018, the Company recorded $6.7 million of unrealized losses in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $0.3 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as a reduction to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of December 31, 2018 and 2017, the Company posted collateral of $8.0 million and $1.7 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of December 31, 2018 and 2017, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the year ended December 31, 2018 ($ in thousands):(1)

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Interest rate swaps	Interest expense	$(6,745)	$252
____________________________________________________________________________
(1) For the period from April 14, 2017 to December 31, 2017, the Company recognized $(0.1) million in accumulated other comprehensive income (loss).

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
Interest rate cap	Interest expense	$(13)
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

The following table presents a summary of the Company's ownership as of December 31, 2018:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Issuance of shares to directors	June 28, 2018	Directors	40,000	—
Issuance of shares to iStar for payment of management fee	October 30, 2018	iStar	45,941	—
Shares outstanding as of December 31, 2018			18,275,941

Subsequent to the initial public offering and through December 31, 2018, iStar purchased 2.4 million shares of the Company's common stock for $45.7 million, at an average cost of $18.69 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. In the third quarter 2018, iStar purchased an additional 133,524 shares of the Company's common stock in private and open market transactions for $2.2 million, for an average cost of $16.39 per share. The Company's board of directors has approved iStar’s ownership of up to 41.9% of the Company's outstanding shares of common stock. As of December 31, 2018, iStar owned 41.8% of the Company's common stock.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company's derivative transactions.

Noncontrolling Interests—Noncontrolling interests include third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements.

On January 2, 2019, the Company received $250.0 million of proceeds from iStar for its investment in newly designated limited partnership units ("Investor Units") in the Operating Partnership (refer to Note 13).

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

December 31, 2018, the Company declared cash dividends on its common stock of $10.9 million, or $0.60 per share. Dividends paid in 2018 consisted of ordinary income of $0.1153 per share and a return of capital of $0.4847 per share for tax reporting purposes. During the period from April 14, 2017 to December 31, 2017, the Company declared cash dividends on its common stock of $5.6 million, or $0.3066 per share. All dividends paid in 2017 qualified as a return of capital for tax reporting purposes.
Note 10—Earnings Per Share

EPS is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of income (loss) from operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):(1)

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017
Net income (loss)	$11,936	$(3,669)
Net (income) attributable to noncontrolling interests	(196)	—
Net income (loss) attributable to Safety, Income & Growth Inc.	$11,740	$(3,669)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

	For the Year Ended December 31, 2018	For the Period from April 14, 2017 to December 31, 2017
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to Safety, Income & Growth Inc.	$11,740	$(3,669)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	18,218	14,648

Basic and diluted earnings per common share:
Net income (loss) attributable to Safety, Income & Growth Inc.	$0.64	$(0.25)
_______________________________________________________________________________

(1)	The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Note 11—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of approximately $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of September 30, 2018, iStar had total assets of approximately $5.1 billion and 167 employees.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Management Agreement

A summary of the terms of the management agreement in place as of December 31, 2018 is below:

Manager	SFTY Manager, LLC, a wholly-owned subsidiary of iStar Inc.
Management Fee(1)	Annual fee of 1.0% of total equity (up to $2.5 billion) Annual fee of 0.75% of total equity (> $2.5 billion)
Management Fee Consideration(1)
Payment will be made exclusively in the Company's common stock (valued at the greater of: (i) the volume weighted average market price during the quarter for which the fee is being paid; or (ii) the initial public offering price of $20.00 per share)

Lock-up
Restriction from selling common stock received for management fees for two years from the date of such issuance (restriction will terminate in the event of and effective with the termination of the management agreement)

Management Fee Waiver	No management fee was paid to the Manager during the first year (through June 30, 2018)
Incentive Fee	None
Term(1)	1 year
Renewal Provision	Automatically renewed for additional one-year terms unless previously terminated by majority of independent directors or otherwise, as provided in the agreement
Termination Fee(1)	None
_______________________________________________________________________________

(1)	The management agreement was amended in January 2019 in conjunction with an equity investment from iStar. Refer to Note 13 for a summary of the revised terms of the management agreement.

For the year ended December 31, 2018, the Company recorded $3.6 million in management fees to the Manager. For the period from April 14, 2017 to December 31, 2017, the Company recorded $2.0 million in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement. The Company issued 45,941 shares of its common stock to the Manager for payment of the management fee for the three months ended September 30, 2018.

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

For the year ended December 31, 2018, the Company was allocated $1.5 million in expenses from the Manager. For the period from the initial public offering on June 27, 2017 to December 31, 2017, the Company was allocated $0.6 million in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.
Acquisitions

iStar has participated in certain of the Company's investment transactions, either as a seller of land or by providing financing to the Company's Ground Lease tenants. Refer to Note 4 for a description of such transactions.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

Note 12—Quarterly Financial Information (Unaudited)
The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	The Company
2018:
Revenue	$14,813	$11,644	$11,574	$11,693
Net income	4,362	2,069	1,762	3,743
Net income attributable to Safety, Income & Growth Inc.	4,308	2,009	1,703	3,720
Earnings per common share data:
Net income attributable to Safety, Income & Growth Inc.
Basic and diluted	$4,308	$2,009	$1,703	$3,720
Earnings per share
Basic and diluted	$0.24	$0.11	$0.09	$0.20
Weighted average number of common shares
Basic and diluted	18,261	18,230	18,191	18,190

	For the Quarter Ended December 31,	For the Quarter Ended September 30,	For the Period from April 14 to June 30,	For the Period from April 1 to April 13,	For the Quarter Ended March 31,
	The Company			Predecessor
2017:
Revenue	$6,750	$6,256	$4,204	$691	$5,333
Net income (loss)	(1,344)	(721)	(1,604)	54	1,792
Net income (loss) attributable to Safety, Income & Growth Inc.	(1,344)	(721)	(1,604)	54	1,792
Earnings per common share data:(1)
Net income (loss) attributable to Safety, Income & Growth Inc.
Basic and diluted	(1,344)	(721)	(1,604)	54	1,792
Earnings per share
Basic and diluted	$(0.07)	$(0.04)	$(0.25)	N/A	N/A
Weighted average number of common shares
Basic and diluted	18,190	18,190	6,293	N/A	N/A
_______________________________________________________________________________
(1) The combined statements of operations prior to April 14, 2017 represented the activity of the Predecessor and EPS was not applicable.

Note 13—Subsequent Events
On January 2, 2019, iStar invested $250.0 million in our Operating Partnership by purchasing 12.5 million Investor Units from the Operating Partnership, at a price of $20.00 per unit. This transaction was approved by a special committee of the Company's board of directors, with the advice of independent legal and financial advisors. The Company intends to use the proceeds from the sale of the Investor Units primarily to fund future investments in Ground Leases. Each Investor Unit will receive distributions equivalent to distributions declared and paid on one share of the Company's common stock. The Investor Units have no voting rights. They have limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units.

Safety, Income & Growth Inc.
Notes to Consolidated and Combined Financial Statements (Continued)

In conjunction with the $250.0 million investment, the Company and iStar have entered into an amended and restated management agreement. The material revised terms of the amended management agreement are summarized in the following table.

Management Fee
Annual fee of 1.0% of total equity (up to $1.5 billion)

Annual fee of 1.25% of total equity (for incremental equity of $1.5 billion to $3.0 billion)

Annual fee of 1.375% of total equity (for incremental equity of $3.0 billion to $5.0 billion) and

Annual fee of 1.5% of total equity (for incremental equity over $5.0 billion)

Management Fee Consideration
At the discretion of the Company's independent directors, payment will be made in cash or in shares of the Company's common stock (valued at the greater of: (i) the volume weighted average market price during the quarter for which the fee is being paid; or (ii) the initial public offering price of $20.00 per share)

Term
Initial term from January 1, 2019 - June 30, 2022; non-terminable except for cause.
Automatic annual renewals thereafter, subject to non-renewal upon certain findings by the Company's independent directors and payment of termination fee.

Termination Fee	3x prior year's management fee, subject to the Company having raised $820 million of total equity since inception

Safety, Income & Growth Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2018
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Depreciable Life (Years)
Location	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	2,208	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	934	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	934	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	2,043	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	1,282	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	2,856	2017	30	(3)
Los Angeles, CA	36,920	(4)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Los Angeles, CA	34,080	(4)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Atlanta, GA	—	(5)	6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(6)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(6)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Atlanta, GA	18,000	(6)	11,449	—	—	11,449	—	11,449	—	2018	N/A
Raleigh-Durham, NC	11,940	(6)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(6)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—	(5)	8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	—	(5)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—	(5)	5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—	(5)	21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(6)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Miami, FL	2,471	(6)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Washington, DC	—	(5)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	—	(5)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Total	$377,193		$477,527	$192,396	$—	$477,527	$192,396	$669,923	$10,257
_______________________________________________________________________________

(1)	The aggregate cost for Federal income tax purposes was approximately $838.1 million at December 31, 2018.

(2)	Pledged as collateral under the 2017 Secured Financing.

(3)	These properties have land improvements with depreciable lives from 7 to 12 years.

(4)	Pledged as collateral under the 2017 Hollywood Mortgage.

(5)	Pledged as collateral under the 2017 Revolver.

(6)	Pledged as collateral under the 2018 Portfolio Financing.

Safety, Income & Growth Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2018
($ in thousands)

The following table reconciles real estate for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017:(1)

	Year Ended December 31, 2018	April 14, 2017 to December 31, 2017	January 1, 2017 to April 13, 2017
	The Company		The Predecessor
Beginning balance	$413,145	$—	$165,699
Acquisitions	256,778	413,145	—
Ending balance	$669,923	$413,145	$165,699
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

The following table reconciles accumulated depreciation for the year ended December 31, 2018 and the periods from April 14, 2017 to December 31, 2017 and January 1, 2017 to April 13, 2017:(1)

	Year Ended December 31, 2018	April 14, 2017 to December 31, 2017	January 1, 2017 to April 13, 2017
	The Company		The Predecessor
Beginning balance	$4,253	$—	$61,221
Additions	6,004	4,253	894
Ending balance	$10,257	$4,253	$62,115
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
None.
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
Based upon their evaluation as of December 31, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2018.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2019 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.

(b)	Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
1.1	Investor Unit Purchase Agreement among iStar, SAFE and SAFE OP, dated January 2, 2019 (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed January 3, 2019)
2.1
Agreement and Plan of Merger between Safety, Income and Growth, Inc. and SIGI Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

3.1	Articles of Amendment and Restatement of Safety, Income and Growth, Inc., dated as of June 27, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed July 3, 2017)
3.2	Bylaws of Safety, Income and Growth, Inc., dated as of June 27, 2017 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed July 3, 2017)
3.3	Articles of Amendment of Safety, Income and Growth, Inc., dated as of October 20, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed October 23, 2017)
4.1	Partnership Unit Designation of Investor Units, dated January 2, 2019 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed January 3, 2019)
4.2	Specimen Common Stock Certificate of Safety, Income and Growth, Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-11 (File No. 333-217224), filed June 16, 2017)
10.1
First Amended and Restated Limited Partnership Agreement of Safety Income and Growth Operating Partnership LP, dated as of June 27, 2017, among Safety, Income and Growth, Inc. and SIGOP GenPar LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 3, 2017)

10.2	Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 20, 2018)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)
10.4
Amended and Restated Management Agreement, dated as of January 2, 2019, among Safety, Income and Growth, Inc., Safety Income and Growth Operating Partnership LP and SFTY Manager LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 3, 2019)

10.5
Exclusivity and Expense Reimbursement Agreement, dated as of June 27, 2017, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed July 3, 2017)

10.6
Credit Agreement, dated as of June 27, 2017, among Safety, Income and Growth, Inc., as borrower, SIGOP GenPar LLC, Safety Income and Growth Operating Partnership LP and certain of its subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as L/C issuers and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole bookrunner (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed July 3, 2017)

10.7
Amended and Restated Registration Rights Agreement, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed January 3, 2019)

10.8
Initial Portfolio Agreement, dated as of June 27, 2017, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed July 3, 2017)

10.9
Stockholder's Agreement, between Safety, Income and Growth, Inc. and SFTY Venture LLC (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.10
Stockholder's Agreement, between Safety, Income and Growth, Inc. and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.11
Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.12
Loan Agreement, dated March 30, 2017, among Barclays Bank PLC, JP Morgan Chase National Association and Bank of America, N.A., the company and the company subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-11 (File No. 333-217224), filed April 10, 2017)

10.13
Option Purchase Agreement, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed July 3, 2017)

10.14
Assignment, Assumption and Transfer Agreement relating to 6201 Hollywood Boulevard, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar REO Holdings TRS LLC (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed July 3, 2017)

10.15
Assignment, Assumption and Transfer Agreement relating to 6200 Hollywood Boulevard, dated as of June 27, 2017, between Safety Income and Growth Operating Partnership LP and iStar REO Holdings TRS LLC (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed July 3, 2017)

10.16	Stockholder's Agreement between iStar and SAFE, dated January 2, 2019 (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed January 3, 2019)
10.17	Voting Agreement, dated January 2, 2019, among SAFE and SFTY Venture LLC (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed January 3, 2019)
10.18	Voting Agreement, dated January 2, 2019, among SAFE and SFTY VII-B LLC (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed, January 3, 2019)
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 20, 2018)
16.1	Letter from PricewaterhouseCoopers, LLP, dated November 28, 2017 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, filed November 28, 2017)
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
100*	XBRL-related documents
101	Interactive data file
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

Safety, Income & Growth Inc. Registrant
Date:	February 14, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Safety, Income & Growth Inc. Registrant
Date:	February 14, 2019	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 14, 2019	/s/ DEAN S. ADLER
Dean S. Adler Director

Date:	February 14, 2019	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 14, 2019	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 14, 2019	/s/ STEFAN M. SELIG
Stefan M. Selig Director