Form 10-Q
period 2019-03-31
Safehold Inc.
filed 2019-04-25
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-38122
_______________________________________________________________________________
Safehold Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
As of April 24, 2019, there were 18,321,961 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	March 31, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$672,862	$669,923
Less: accumulated depreciation	(11,764)	(10,257)
Real estate, net	661,098	659,666
Real estate-related intangible assets, net	236,919	262,531
Total real estate, net and real estate-related intangible assets, net	898,017	922,197
Net investment in leases	128,538	—
Cash and cash equivalents	9,040	16,418
Restricted cash	15,435	8,007
Deferred operating lease income receivable, net	31,938	23,138
Deferred expenses and other assets, net	42,984	9,983
Total assets	$1,125,952	$979,743
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,238	$20,800
Real estate-related intangible liabilities, net	57,605	57,620
Debt obligations, net	436,699	543,965
Total liabilities	524,542	622,385
Commitments and contingencies (refer to Note 8)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 18,322 and 18,276 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	183	183
Additional paid-in capital	372,093	370,530
Accumulated deficit	(4,619)	(8,486)
Accumulated other comprehensive loss	(10,793)	(6,876)
Total Safehold Inc. shareholders' equity	356,864	355,351
Noncontrolling interests	244,546	2,007
Total equity	601,410	357,358
Total liabilities and equity	$1,125,952	$979,743
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Operating lease income	$20,516	$11,280
Interest income from sales-type leases	922	—
Other income	382	413
Total revenues	21,820	11,693
Costs and expenses:
Interest expense	4,521	3,255
Real estate expense	812	354
Depreciation and amortization	2,343	2,270
General and administrative	2,982	2,032
Other expense	25	39
Total costs and expenses	10,683	7,950
Income from operations	11,137	3,743
Net income	11,137	3,743
Net income allocable to noncontrolling interests(1)	(4,518)	(23)
Net income allocable to Safehold Inc. common shareholders	$6,619	$3,720

Per common share data:
Net income
Basic	$0.36	$0.20
Diluted	$0.36	$0.20
Weighted average number of common shares:
Basic	18,296	18,190
Diluted	30,657	18,190
_______________________________________________________________________________

(1)	For the three months ended March 31, 2019, includes $4.5 million of income allocable to the Company's Manager for its purchase of Investor Units in the Operating Partnership (refer to Note 10).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net income	$11,137	$3,743
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges	—	41
Reclassification of (gains) losses on derivatives into earnings	(222)	24
Unrealized gain (loss) on derivatives	(11,062)	3,625
Other comprehensive income (loss)	(11,284)	3,690
Comprehensive income (loss)	(147)	7,433
Comprehensive (income) loss attributable to noncontrolling interests	57	(23)
Comprehensive income (loss) attributable to Safehold Inc.	$(90)	$7,410

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2017	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	3,720	—	23	3,743
Contributions from iStar Inc.	—	1,308	—	—	—	1,308
Dividends declared ($0.15 per share)	—	—	(2,728)	—	—	(2,728)
Cumulative-effect adjustment for cash flow hedges	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	3,649	—	3,649
Contributions from noncontrolling interests	—	—	—	—	1,750	1,750
Balance as of March 31, 2018	$182	$366,227	$(8,295)	$3,770	$1,773	$363,657

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	6,619	—	4,518	11,137
Issuance of common stock / amortization	—	935	—	—	84	1,019
Dividends declared ($0.15 per share)	—	—	(2,752)	—	—	(2,752)
Change in accumulated other comprehensive income	—	—	—	(6,709)	(4,575)	(11,284)
Contributions from noncontrolling interests net of costs	—	628	—	2,792	245,426	248,846
Distribution declared to noncontrolling interest	—	—	—	—	(1,875)	(1,875)
Distribution to noncontrolling interest	—	—	—	—	(1,039)	(1,039)
Balance as of March 31, 2019	$183	$372,093	$(4,619)	$(10,793)	$244,546	$601,410

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$11,137	$3,743
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,343	2,270
Stock-based compensation expense	99	—
Deferred operating lease income	(8,800)	(2,658)
Non-cash interest income from sales-type leases	(299)	—
Amortization of real estate-related intangibles, net	608	469
Amortization of premium, discount and deferred financing costs on debt obligations, net	518	347
Other operating activities	242	1,265
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(3,282)	(767)
Changes in accounts payable, accrued expenses and other liabilities	(5,830)	287
Cash flows provided by (used in) operating activities	(3,264)	4,956
Cash flows from investing activities:
Acquisitions of real estate	(3,239)	(88,856)
Origination/acquisition of sales-type leases	(118,385)	—
Deposits on ground lease investments	1,300	(853)
Other investing activities	(250)	120
Cash flows used in investing activities	(120,574)	(89,589)
Cash flows from financing activities:
Proceeds from debt obligations	52,000	—
Repayments of debt obligations	(169,500)	—
Payments for deferred financing costs	(471)	(125)
Dividends paid to common shareholders	(2,741)	(2,728)
Payment of costs for sale of noncontrolling interest	(761)	—
Distributions to noncontrolling interests	(1,039)	—
Contributions from noncontrolling interests (refer to Note 10)	250,000	1,750
Other financing	(3,600)	—
Cash flows provided by (used in) financing activities	123,888	(1,103)
Changes in cash, cash equivalents and restricted cash	50	(85,736)
Cash, cash equivalents and restricted cash at beginning of period	24,425	169,870
Cash, cash equivalents and restricted cash at end of period	$24,475	$84,134
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$—	$1,308
Origination of sales-type leases	10,194	—
Assumption of debt obligations	10,194	—
Dividends declared to common shareholders	2,752	2,728
Distribution declared to noncontrolling interest	1,875	—
Accrued finance costs	224	95

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—Safehold Inc. (the "Company"), formerly known as Safety, Income & Growth Inc., operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Ground Leases are similar to "triple net" leases because the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement (refer to Note 12). The Company has no employees, as the Manager provides all services to it. The Company draws on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company's predecessor ("Original Safety" or the "Predecessor") was formed as a wholly-owned subsidiary of iStar on October 24, 2016. iStar contributed a pre-existing portfolio of Ground Leases to Original Safety and sought third party capital to grow its Ground Lease business. A second entity, SIGI Acquisition, Inc. ("SIGI"), was capitalized on April 14, 2017 by iStar and two institutional investors. On April 14, 2017, Original Safety merged with and into SIGI with SIGI surviving the merger and being renamed Safety, Income & Growth Inc. (which was subsequently renamed to Safehold Inc.). References herein to the Company refer to Original Safety before such merger and to the surviving company of such merger thereafter.

On June 27, 2017, the Company completed its initial public offering raising $205.0 million in gross proceeds and concurrently completed a $45.0 million private placement with iStar, its largest shareholder. The price per share paid in the initial public offering and the private placement was $20.00.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). On January 2, 2019, iStar acquired 12.5 million newly designated limited partnership units ("Investor Units") in the Operating Partnership, representing a 40.6% ownership interest (refer to Note 10) in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2019, the total assets of these consolidated VIEs were $55.2 million and total liabilities were $29.5 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable, net" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2019.
Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—ASU 2016-02, Leases ("ASU 2016-02") resulted in the Company, as lessor, recognizing certain of its Ground Leases as sales-type leases and recording the Ground Lease as "Net investment in leases" on the Company's consolidated balance sheets (refer to Note 5). For the Company's Ground Leases which qualify as sales-type leases, the Company records "Interest income from sales-type leases" in the Company's consolidated statements of operations. The amount recorded as interest income from sales-type leases in any given period will likely be different than the straight-line ground lease income that would have been recorded under the superseded guidance.

ASU 2016-02 also required the recognition of lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments (refer to Note 6). As of December 31, 2018, the Company was party to a Ground Lease and obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. As lessee under the Ground Lease, the Company recognizes a single lease cost, calculated on a straight-line basis, in "Real estate expense" and an offsetting amount in "Other income" in the Company's consolidated statements of operations. In addition, the Company reclassified a below-market lease asset acquired as part of a business combination from "Real estate-related intangible assets, net" (refer to note 4) to "Deferred expenses and other assets, net" (refer to Note 6) on the Company's consolidated balance sheets.

Management elected the practical expedient package that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019.

ASU 2018-11, Leases amended ASU 2016-02 so that: (i) entities could elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption with a cumulative effect adjustment to equity; and (ii) provided lessors with a practical expedient to not separate non-lease

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

components from the associated lease component of the contractual payments if certain conditions are met. Management elected both of these provisions.

ASU 2018-16—ASU 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The adoption of ASU 2018-16 did not have a material impact on the Company's consolidated financial statements.
Significant Accounting Policies

Net Investment in Leases—Net investment in leases are recognized when the Company's Ground Leases qualify as sales-type leases. The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement.

Interest Income from Sales-type Leases—Interest income from sales-type leases is recognized under the effective interest method. The effective interest method produces a constant yield on the net investment in the lease over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations in the period earned.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in leases; restricted cash; deferred operating lease income receivable, net; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of March 31, 2019 and December 31, 2018 was approximately $440.4 million and $537.8 million, respectively, and falls within Level 3 of the fair value hierarchy.

Restricted Cash— The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$9,040	$16,418	$83,177	$168,214
Restricted cash(1)	15,435	8,007	957	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$24,475	$24,425	$84,134	$169,870
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
For the remainder of the Company's significant accounting policies, refer to the Company's 2018 Annual Report.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Land and land improvements, at cost	$479,630	$477,527
Buildings and improvements, at cost	193,232	192,396
Less: accumulated depreciation	(11,764)	(10,257)
Total real estate, net	$661,098	$659,666
Real estate-related intangible assets, net	236,919	262,531
Total real estate, net and real estate-related intangible assets, net	$898,017	$922,197

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$193,249	$(3,806)	$189,443
In-place lease assets, net(2)	52,856	(6,121)	46,735
Other intangible assets, net	750	(9)	741
Total	$246,855	$(9,936)	$236,919

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$193,249	$(3,040)	$190,209
In-place lease assets, net(2)	52,071	(5,288)	46,783
Below-market lease asset, net(3)	26,484	(1,688)	24,796
Other intangible assets, net	750	(7)	743
Total	$272,554	$(10,023)	$262,531
_______________________________________________________________________________

(1)
Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the term of the leases.

(2)
In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the term of the leases.

(3)
Below-market lease asset, net resulted from the acquisition of the initial portfolio from iStar and relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. The below-market lease asset is amortized over the term of the lease. Effective with the adoption of ASU 2016-02 on January 1, 2019, below-market lease asset, net was reclassified to "Deferred expenses and other assets, net" on the Company's consolidated balance sheet (refer to Note 3).

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$(766)	$(376)
In-place lease assets (decrease to income)	Depreciation and amortization	834	769
Below-market lease asset (decrease to income)	Real estate expense	—	247
Other intangible assets (decrease to income)	Operating lease income	(2)	(1)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2019 (remaining nine months)	$4,806
2020	6,408
2021	6,408
2022	6,408
2023	6,408
_______________________________________________________________________________

(1)	As of March 31, 2019, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 77 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of March 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$58,805	$(1,200)	$57,605

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$58,660	$(1,040)	$57,620
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$160	$155

Acquisitions—The Company accounted for the following acquisitions made during the three months ended March 31, 2018 as asset acquisitions and recorded an aggregate $43.3 million in "Real estate, net" and an aggregate $45.5 million in "Real estate-related intangible assets, net" on its consolidated balance sheet.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In January 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of Onyx on First, a multi-family building located in the Navy Yards neighborhood of Washington, D.C., one block away from the Navy Yards metro station. The Ground Lease has a term of 99 years.
In February 2018, the Company entered into two ventures in which it has majority and controlling interests, and the ventures acquired land and simultaneously structured and entered into two Ground Leases. The partners' noncontrolling interests in the ventures are recorded in "Noncontrolling interests" on the Company's consolidated balance sheets (refer to Note 10). The first Ground Lease was part of the recapitalization of a two-building office campus in Cary, NC. The second Ground Lease was part of the acquisition of an office building in midtown Atlanta. Both Ground Leases have terms of 99 years.
Future Minimum Operating Lease Payments—Future minimum Operating Lease payments to be collected under non-cancelable leases, excluding percentage rent and other lease payments that are not fixed and determinable, in effect as of March 31, 2019, are as follows by year ($ in thousands):

Year	Leases with CPI Based Escalations	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2019 (remaining nine months)	$3,933	$14,328	$8,156	$26,417
2020	5,244	19,393	10,875	35,512
2021	5,244	19,732	10,875	35,851
2022	5,244	20,069	10,875	36,188
2023	5,244	20,546	10,800	36,590
Note 5—Net Investment in Leases
On January 1, 2019, the Company adopted ASU 2016-02 and ASU 2018-11. As a result of the adoption of ASU 2016-02, the Company, as lessor, classifies certain land acquisitions and Ground Leases entered into subsequent to December 31, 2018 as sales-type leases and records the Ground Leases within "Net investment in leases" on the Company's consolidated balance sheets and records "Interest income from sales-type leases" in the Company's consolidated statements of operations (refer to Note 3).

The following table presents a rollforward of the Company's net investment in leases for the three months ended March 31, 2019 ($ in thousands):

Beginning balance(1)	$—
Origination/acquisition of sales-type leases(2)	128,239
Accretion (amortization) of sales-type leases(3)	299
Ending balance	$128,538
_______________________________________________________________________________

(1)
The Company elected a provision provided by ASU 2018-11 that allowed entities to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption. As a result, the Company did not have any adjustments to its financial statements as of or prior to December 31, 2018.

(2)
The net investment in leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement.

(3)	During the three months ended March 31, 2019, the Company recognized $0.6 million of cash interest income from sales-type leases in its consolidated statements of operations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2019, are as follows by year ($ in thousands):

Year	Leases with Fixed Escalations	Leases with Revenue Participation	Total
2019 (remaining nine months)	$3,308	$399	$3,707
2020	4,485	532	5,017
2021	4,575	532	5,107
2022	5,075	537	5,612
2023	5,214	586	5,800
Thereafter	1,431,088	102,419	1,533,507

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Operating lease right-of-use asset(1)	$30,486	$—
Operating lease income receivable(2)	3,590	—
Deferred finance costs, net(3)	2,295	2,295
Other assets	4,673	2,416
Interest rate hedge assets	961	2,991
Purchase deposits	500	1,800
Leasing costs, net	479	481
Deferred expenses and other assets, net	$42,984	$9,983
_______________________________________________________________________________

(1)
Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). For the three months ended March 31, 2019, the Company recognized $0.4 million in "Real estate expense" and $0.1 million in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%. Effective with the adoption of ASU 2016-02 on January 1, 2019, the Company reclassified $24.8 million relating to a below-market lease asset acquired as part of a business combination (refer to Note 4) from "Real estate-related intangible assets, net" to "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.

(2)	For the three months ended March 31, 2019, the Company recognized $3.7 million of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.

(3)	Accumulated amortization of deferred finance costs was $2.1 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Interest rate hedge liabilities	$13,311	$10,092
Operating lease liability	5,938	—
Dividends declared and payable	2,752	2,741
Distribution payable to noncontrolling interest (refer to Note 10)	1,875	—
Other liabilities(1)	1,852	1,788
Management fee payable	1,512	920
Interest payable	1,524	1,663
Accrued expenses(2)	1,474	3,596
Accounts payable, accrued expenses and other liabilities	$30,238	$20,800
_______________________________________________________________________________

(1)
As of March 31, 2019 and December 31, 2018, other liabilities includes $0.5 million and $0.4 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

(2)	As of March 31, 2019 and December 31, 2018, accrued expenses primarily includes accrued legal expenses, audit expenses and deferred finance costs.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)		Scheduled Maturity Date(2)
	March 31, 2019	December 31, 2018
Secured credit financing:
2018 Portfolio Financing	$79,193	$79,193	4.28%		December 2028
2019 Individual Mortgage	10,000	—	4.33%		August 2027
2017 Portfolio Financing	227,000	227,000	3.80%		April 2027
2017 Individual Mortgage	71,000	71,000	One-Month LIBOR plus 1.33%	(3)	January 2023
2017 Revolver	52,000	169,500	One-Month LIBOR plus 1.35%		June 2022
Total secured credit financing	439,193	546,693
Total debt obligations	439,193	546,693
Debt premium, discount and deferred financing costs, net	(2,494)	(2,728)
Total debt obligations, net	$436,699	$543,965
_______________________________________________________________________________

(1)	Excludes the effect of debt premium, discount and deferred financing costs.

(2)	Represents the extended maturity date for all debt obligations.

(3)	As of March 31, 2019, inclusive of the effect of an interest rate swap the effective interest rate is 3.04%.

2018 Portfolio Financing—In November 2018, the Company entered into a non-recourse portfolio financing (the "2018 Portfolio Financing") for seven Ground Leases originated in 2018 that were previously financed by the 2017 Revolver (see below). The 2018 Portfolio Financing is full term interest only, bears interest at a rate of 4.28% and matures in December 2028.
2019 Individual Mortgage—In January 2019, the Company assumed a $10.0 million non-recourse first mortgage (the "2019 Individual Mortgage") when it acquired a Ground Lease in San Antonio, TX. The 2019 Individual Mortgage is interest only, bears interest at a rate of 4.33% and matures in August 2027.
2017 Portfolio Financing—In March 2017, the Company entered into a $227.0 million non-recourse secured financing transaction (the "2017 Portfolio Financing") that bears interest at a fixed rate of 3.80% and matures in April 2027. The 2017 Portfolio Financing was collateralized by the initial portfolio including seven Ground Leases and one master lease (covering the accounts of five properties).
2017 Individual Mortgage—In December 2017, the Company entered into a $71.0 million non-recourse first mortgage when it acquired two properties (the "2017 Individual Mortgage"). The 2017 Individual Mortgage bears interest at a rate of one-month LIBOR plus 1.33%, matures in January 2023 and is callable without pre-payment penalty beginning in January 2021.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. In July 2018, the Company added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has an initial maturity of June 2020 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of March 31, 2019, there was $298.0 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $154.9 million without pledging any additional assets to the facility.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its stockholders. The Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. The 2018 Portfolio Financing contains no significant maintenance or ongoing financial covenants. As of March 31, 2019, the Company was in compliance with all of its financial covenants.
Future Scheduled Maturities—As of March 31, 2019, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

	2018 Portfolio Financing	2019 Individual Mortgage	2017 Portfolio Financing	2017 Individual Mortgage	2017 Revolver	Total
2019 (remaining nine months)	$—	$—	$—	$—	$—	$—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	—	—	52,000	52,000
2023	—	—	—	71,000	—	71,000
Thereafter	79,193	10,000	227,000	—	—	316,193
Total principal maturities	79,193	10,000	227,000	71,000	52,000	439,193
Debt premium, discount and deferred financing costs, net						(2,494)
Total debt obligations, net						$436,699
Note 8—Commitments and Contingencies

Unfunded Commitments—    In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on which a 301-unit, luxury multi-family project known as “Great Oaks” is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

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
In January 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 515 22nd St., an existing office building located in Washington, DC that is to be converted into a multi-family building. The Company committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Risk Management and Derivatives
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

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the three months ended March 31, 2019, the Company’s largest tenant accounted for approximately $6.2 million, or 28.0%, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 19.5% of the Company’s total assets as of March 31, 2019. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the Company's derivatives as well as their classification on the Company's consolidated balance sheets as of March 31, 2019 and December 31, 2018 ($ in thousands):(1)

	March 31, 2019	December 31, 2018
Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$960	$2,987	Deferred expenses and other assets, net
Interest rate cap(3)	1	4	Deferred expenses and other assets, net
	$961	$2,991
Liabilities
Interest rate swaps	$13,311	$10,092	Accounts payable, accrued expenses and other liabilities
	$13,311	$10,092
____________________________________________________________________________

(1)	For the three months ended March 31, 2019 and 2018, the Company recorded $(11.1) million and $3.6 million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $0.2 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of March 31, 2019 and December 31, 2018, the Company posted cash collateral of $15.4 million and $8.0 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018 ($ in thousands):(1)

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2019
Interest rate swaps	Interest expense	$(11,062)	$222

For the Three Months Ended March 31, 2018
Interest rate swaps	Interest expense	$3,625	$(24)

	Location of Gain or (Loss) When Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended March 31, 2019
Interest rate cap	Interest expense	$(4)

For the Three Months Ended March 31, 2018
Interest rate cap	Interest expense	$43

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Equity

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

The following table presents a summary of the Company's ownership as of March 31, 2019:

Event	Date	Owner	# of shares	Price paid Per Share
Initial capitalization	April 14, 2017	Third parties	2,875,000	$20.00
Initial capitalization	April 14, 2017	iStar	2,775,000	20.00
Initial public offering	June 27, 2017	Third parties	10,250,000	20.00
Concurrent iStar placement	June 27, 2017	iStar	2,250,000	20.00
Issuance of shares to directors	June 27, 2017	Directors	40,000	—
Issuance of shares to directors	June 28, 2018	Directors	40,000	—
Issuance of shares to iStar for payment of management fee	October 30, 2018	iStar	45,941	—
Issuance of shares to iStar for payment of management fee	February 20, 2019	iStar	46,020	—
Shares outstanding at March 31, 2019			18,321,961

Subsequent to the initial public offering, iStar purchased 2.5 million shares of the Company's common stock for $47.1 million, for an average cost of $18.73 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. In addition, in the third quarter 2018, iStar purchased an additional 133,524 shares of the Company's common stock in private and open market transactions for $2.2 million, for an average cost of $16.39 per share. The Company's board of directors has approved iStar’s ownership of up to 43.9% of the Company's outstanding shares of common stock. As of March 31, 2019, iStar owned 42.4% of the Company's common stock.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price ranging from $25.00 to $35.00. The awards generally entitle plan participants to distributions, in the aggregate, of up to 15% of the capital appreciation above the Company's investment basis on its Ground Lease assets upon certain realization events. If the hurdles are not achieved in three years, the awards automatically terminate. Awards with an aggregate fair value of $1.5 million are available to be granted under this plan, of which $1.4 million was granted to the Company's independent directors and employees of the Manager in 2018, which will be recognized over a period of four years. During the three months ended March 31, 2019, the Company recognized $0.1 million in expense from the equity plan and it is recorded in "General and administrative" in the Company's consolidated statements of operations.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. During the three months ended March 31, 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of March 31, 2019, there was $0.5 million of total unrecognized compensation cost related to the unvested restricted stock units.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company's derivative transactions.

Noncontrolling Interests—On January 2, 2019, the Company received $250.0 million of proceeds from iStar for its purchase of Investor Units in the Operating Partnership at a purchase price of $20.00 per unit. Each Investor Unit will receive distributions equivalent to distributions declared and paid on one share of the Company's common stock. The Investor Units have no voting rights. They have limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units.

The Investor Units may not be converted or exchanged for cash or other property; provided, however, that the Company has agreed to seek stockholder approval to exchange the Investor Units for shares of its common stock, on a one-for-one basis. The Investor Units may not be transferred prior to such exchange. The Investor Units will be transferable, subject to compliance with securities laws, if stockholder approval for the exchange has not been obtained by June 30, 2019. Prior to the stockholder meeting held to obtain approval for the exchange, the Company will be restricted from issuing its common stock or partnership units of the Operating Partnership at less than $20.00 per share or unit other than grants pursuant to its equity plan (described above); provided, however, that the Company may issue up to $100.0 million of shares of its common stock at a price less than $20.00 in an offering in which iStar is offered the opportunity to purchase shares to maintain its percentage ownership interest in the Company.

The Investor Units represent an approximately 40.6% fully diluted economic interest in the Company. After giving effect to the issuance of the Investor Units, iStar's aggregate fully diluted economic interest in the Company (including the shares of the Company's common stock and Investor Units owned by iStar) is approximately 65.8%; however, iStar's voting power, both before and after giving effect to each of the purchase of the Investor Units and their exchange for the Company's common stock, will be limited to 41.9%, as a result of limitations on iStar's voting power contained in a stockholder's agreement entered into in connection with iStar's purchase of the Investor Units.

Noncontrolling interests also includes unrelated third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2019 and 2018, the Company declared cash dividends on its common stock of $2.8 million and $2.7 million, respectively, or $0.15 per share. In addition, during the three months ended March 31, 2019, the Company declared a cash distribution to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 11—Earnings Per Share

Earnings per Share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$11,137	$3,743
Net income attributable to noncontrolling interests	(4,518)	(23)
Net income attributable and allocable to common shareholders for basic earnings per common share	$6,619	$3,720
Net income attributable to noncontrolling interests (refer to Note 10)	4,471	—
Net income attributable and allocable to common shareholders for diluted earnings per common share	$11,090	$3,720

	Three Months Ended March 31,
	2019	2018
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. and allocable to common shareholders - basic	$6,619	$3,720
Net income attributable to noncontrolling interests (refer to Note 10)	4,471	—
Net income attributable to Safehold Inc. and allocable to common shareholders - diluted	$11,090	$3,720

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	18,296	18,190
Investor Units (refer to Note 10)	12,361	—
Weighted average common shares outstanding for diluted earnings per common share	30,657	18,190

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. and allocable to common shareholders - basic	$0.36	$0.20
Net income attributable to Safehold Inc. and allocable to common shareholders - diluted	$0.36	$0.20

Note 12—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of approximately $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of December 31, 2018, iStar had total assets of approximately $5.0 billion and 166 employees.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Management Agreement

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

For the three months ended March 31, 2019 and 2018, the Company recorded $1.5 million and $0.9 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement.

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

For the three months ended March 31, 2019 and 2018, the Company was allocated $0.5 million and $0.4 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.
Acquisitions

iStar has participated in certain of the Company's investment transactions, as the Company's tenant or either as a seller of land or by providing financing to the Company's Ground Lease tenants. Following is a list of transactions in which the Company and iStar have participated for the periods presented.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In January 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 515 22nd St., an existing office building located in Washington, DC that is to be converted into a multi-family building. The Ground Lease has a term of 99 years. The Company also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions. In addition, iStar provided a $13.3 million loan to the ground lessee with an initial term of 21 months for the acquisition of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

In February 2019, the Company and iStar closed on the acquisition of 570 Washington Boulevard, a 420,000 square foot office building located in Jersey City, NJ. iStar acquired the leasehold interest and the Company simultaneously acquired the fee interest and entered into a new 98-year Ground Lease with iStar. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease at 3333 LifeHope in Atlanta, GA and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar committed to provide a $24.0 million construction loan to the ground lessee for the renovation of the property. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.
Note 13—Subsequent Events

In April 2019, the Company entered into individual non-recourse financings (the "2019 Financings") for three Ground Leases. The 2019 Financings are full term interest only, bear interest at a rate of 4.25% and mature in April 2049.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safehold Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.
Introduction

We are a publicly-traded company that originates and acquires Ground Leases in order to generate attractive long-term risk-adjusted returns from our investments. We believe that our business has characteristics comparable to a high-grade fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, our Ground Leases typically benefit from built-in growth derived from contractual rent increases, and the opportunity to realize value from residual rights to acquire the buildings and other improvements on our land at no additional cost to us. We believe that these features offer us the opportunity to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.

We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We conduct all of our business and own all of our properties through our subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership").
We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:
High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property's capital structure. This safety is derived from the typical structure of a Ground Lease under which the landlord has a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord's residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments. Additionally, as discussed further below, the combined property value subject to a Ground Lease typically significantly exceeds the Ground Lease landlord's investment in the Ground Lease; therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions.
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
Opportunity for Capital Appreciation: The opportunity for capital appreciation comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, our residual right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon for no additional consideration creates additional potential value to our stockholders.
We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon (the "Combined Property Value"), as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of the owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" in our Annual Report on Form 10-K for a discussion of these tenant rights.
Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We track the unrealized appreciation in the value of the residual portfolio over our basis because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the quality of the long-term cash flows generated by rent that increases over time; (2) the safety of our position in a tenant's capital structure; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.
We believe that, similar to a loan to value metric, tracking changes in the value of the residual portfolio is useful as an indicator of the quality of our cash flows and the safety of our position in a tenant's capital structure, which, in turn, support the Company's objective to pay and grow dividends over time. Observing changes in the residual portfolio value also helps us monitor changes in the value of the real estate portfolio that reverts to us under the terms of the leases, either at the expiration or earlier termination of the lease. The value may be realized by us at the relevant time by entering into a new lease on then current market terms, selling the combined property or operating the property directly and leasing the spaces to tenants at prevailing market rates.
We have engaged an independent valuation firm to prepare (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of the residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from the aggregate Combined Property Value determined by the valuation firm.
The table below shows the current estimated unrealized capital appreciation in our owned residual portfolio as of March 31, 2019 and December 31, 2018 ($ in millions):(1)

	March 31, 2019	December 31, 2018
Combined Property Value(2)	$3,145	$2,757
Ground Lease Cost(2)	1,091	948
Unrealized Capital Appreciation in Our Owned Residual Portfolio	2,054	1,809
_______________________________________________________________________________

(1)
Please review our Current Report on Form 8-K filed on April 25, 2019 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Unrealized Capital Appreciation in Our Owned Residual Portfolio. See "Risk Factors" in our Annual Report on Form 10-K for a discussion of certain tenant rights that may limit our ability to realize value from the unrealized capital appreciation, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See also Item 1A. herein Risk Factors - "There can be no assurance that we will realize any incremental value from the "Unrealized Capital Appreciation in Our Owned Residual Portfolio" or that the market price of our common stock will reflect any value attributable thereto" and "The tenants under many of our Ground Leases have certain preemptive rights should we decide to sell the properties."

(2)
Combined Property Value includes $328.7 million and $254.9 million related to transactions with remaining unfunded commitments as of March 31, 2019 and December 31, 2018, respectively. Ground Lease Cost includes $74.5 million and $64.0 million of unfunded commitments as of March 31, 2019 and December 31, 2018, respectively.

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
Executive Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease's super senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though growth in the value of the land over time and when, at the end of the lease, the commercial real estate property reverts to us, as landlord, and we are able to realize the value of the leasehold, which may be substantial. Our Ground Leases share similarities with triple net leases because typically we are not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs.

We have a diverse portfolio of 34 properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 29 Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

The following table presents our Ground Lease originations/acquisitions since inception ($ in millions):

Period	Funded	Originated
Prior to IPO	$340	$340
Period from June 27, 2017 to December 31, 2017	158	192
Year Ended December 31, 2018	386	416
Three Months Ended March 31, 2019(1)	132	143
Total since inception	$1,016	$1,091
_______________________________________________________________________________

(1)	Funded includes $10.2 million from the origination of a sales-type lease funded through the assumption of a mortgage.
Our Portfolio

We have a portfolio of 34 properties that are diversified by property type and location. Our portfolio is comprised of 29 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage.

Below is an overview of our portfolio as of March 31, 2019:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Hollywood Blvd - South	Los Angeles, CA	Multi-Family	2104 / 2104	CPI-Linked
Onyx on First	Washington, DC	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
The Buckler Apartments	Milwaukee, WI	Multi-Family	2112 / 2112	Fixed
Promenade Crossing	Orlando, FL	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
Novel Music Row	Nashville, TN	Multi-Family	2117 / 2117	Fixed with Future CPI Adjustments
515 22nd Street	Washington, DC	Multi-Family(1)	2118 / 2118	Fixed with Future CPI Adjustments
3333 LifeHope	Atlanta, GA	Medical Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Medical Office	2115 / 2175	Fixed with Future CPI Adjustments
1111 Pennsylvania Avenue	Washington, DC	Office	2117 / 2117	Fixed with Future CPI Adjustments
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Future CPI Adjustments
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Future CPI Adjustments
Regency Lakeview	Raleigh-Durham, NC	Office	2117 / 2122	Fixed with Future CPI Adjustments
Glenridge Point	Atlanta, GA	Office	2117 / 2117	Fixed with Future CPI Adjustments
Balboa Executive Center	San Diego, CA	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Jefferson	Washington, DC	Office	2117 / 2117	Fixed with Future CPI Adjustments
The Madison	Phoenix, AZ	Office	2117 / 2117	Fixed with Future CPI Adjustments
Parkwood Place	Plano, TX	Office	2118 / 2118	Fixed with Future CPI Adjustments
Duke Bridges III	Frisco, TX	Office	2118 / 2118	Fixed with Future CPI Adjustments
Valley Forge Park Place	King of Prussia, PA	Office	2118 / 2118	Fixed with Future CPI Adjustments
570 Washington Blvd.	Jersey City, NJ	Office	2117 / 2117	Fixed with Future CPI Adjustments
Hyatt Centric	Washington, DC	Hotel	2035 / 2075	% Rent
Doubletree Seattle Airport(2)(3)	Seattle, WA	Hotel	2025 / 2035	% Rent
Hilton Salt Lake(2)	Salt Lake City, UT	Hotel	2025 / 2035	% Rent
Doubletree Mission Valley(2)	San Diego, CA	Hotel	2025 / 2035	% Rent
Doubletree Durango(2)	Durango, CO	Hotel	2025 / 2035	% Rent
Doubletree Sonoma(2)	San Francisco, CA	Hotel	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hotel	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hotel	2026 / 2066	% Rent
Valencia	San Antonio, TX	Hotel	2101/ 2101	Fixed with % Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Miami Airport I	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Miami Airport II	Miami, FL	Industrial	2117 / 2117	Fixed with Future CPI Adjustments
Total / Weighted Average			72 / 82 yrs
_______________________________________________________________________________

(1)	Property is currently an office building that will be converted into a multi-family property after the tenant vacates in September 2019.

(2)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

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

Washington, DC Multi-Family Purchase Commitment

In August 2018, we entered into a commitment to acquire land and provide a Ground Lease for the Ground Lease tenant's construction of a 315-unit multi-family property in Washington, DC. The Ground Lease will have a term of 99 years. We have an option to purchase the land at any time and expect to acquire the land in September 2019. We expect to fund the leasehold improvement allowance in early 2020.
515 22nd St. Leasehold Improvement Allowance
In January 2019, we acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of 515 22nd St., an existing office building located in Washington, DC that is to be converted into a multi-family building. We committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
	The Company
Operating lease income	$20,516	$11,280	$9,236	82%
Interest income from sales-type leases	922	—	922	100%
Other income	382	413	(31)	(8)%
Total revenue	21,820	11,693	10,127	87%
Interest expense	4,521	3,255	1,266	39%
Real estate expense	812	354	458	>100%
Depreciation and amortization	2,343	2,270	73	3%
General and administrative	2,982	2,032	950	47%
Other expense	25	39	(14)	(36)%
Total costs and expenses	10,683	7,950	2,733	34%
Net income	$11,137	$3,743	$7,394	>100%

Operating lease income increased to $20.5 million during the three months ended March 31, 2019 from $11.3 million for the same period in 2018. The increase in 2019 was primarily due to the origination of new Ground Leases.

Interest income from sales-type leases was $0.9 million for the three months ended March 31, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and now classify certain of our Ground Leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our Ground Leases that do not qualify as sales-type leases. We expect a significant majority of our newly originated Ground Leases will be classified as sales-type leases.
Other income for the three months ended March 31, 2019 and 2018 consists primarily of interest income earned on our cash balances. In addition, during the three months ended March 31, 2019, we also recorded $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).

During the three months ended March 31, 2019 and 2018, we incurred interest expense from our secured financings of $4.5 million and $3.3 million, respectively. The increase in 2019 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $0.8 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset in 2019 and a below market lease asset in 2018 at one of our hotel properties, and property appraisal fees and insurance expense in both periods. The increase in 2019 was primarily the result of growth in our portfolio through the origination of new Ground Leases. In addition, during the three months ended March 31, 2019, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).
Depreciation and amortization was $2.3 million and $2.3 million during the three months ended March 31, 2019 and 2018, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company, research and development costs targeted towards scaling our business and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the three months ended March 31, 2019 and 2018 ($ in thousands):

	For the Three Months Ended March 31,
	2019	2018
Management fees(1)	$1,512	897
Public company and other costs	829	724
Expense reimbursements to the Manager(1)	542	411
Stock-based compensation	99	—
Total general and administrative expenses	$2,982	$2,032
______________________________________________________

(1)	Waived through June 30, 2018.

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

As of March 31, 2019, we had $9.0 million of unrestricted cash and the ability to borrow an additional $154.9 million on our 2017 Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 7 for more information on our 2017 Revolver), without pledging any additional assets to the facility. We refer to this $163.9 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds of $250.0 million from iStar's purchase of Investor Units in our Operating Partnership (refer to Note 10), proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the $113.0 million acquisition of the initial portfolio from iStar (which was subject to the 2017 Portfolio Financing - refer to Note 7), the acquisition/origination of 22 Ground Leases for an aggregate purchase price of approximately $675.7 million, repayments on our debt facilities and distributions to our stockholders.

We expect our future liquidity requirements to include debt service, distributions to our stockholders and noncontrolling interests, working capital, acquisitions and originations of Ground Lease investments and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of March 31, 2019 (refer to Note 7 to the consolidated financial statements).

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:(1)
2019 Individual Mortgage	$10,000	$—	$—	$—	$10,000	$—
2018 Portfolio Financing	79,193	—	—	—	79,193	—
2017 Portfolio Financing	227,000	—	—	—	227,000	—
2017 Individual Mortgage	71,000	—	—	71,000	—	—
2017 Revolver	52,000	—	—	52,000	—	—
Total principal maturities	439,193	—	—	123,000	316,193	—
Interest Payable(2)	123,736	17,120	34,355	27,637	44,624	—
Purchase Commitments(3)	74,459	30,000	44,459	—	—	—
Total(4)	$637,388	$47,120	$78,814	$150,637	$360,817	$—
_______________________________________________________________________________

(1)	Assumes the extended final maturity date for all debt obligations.

(2)	Variable-rate debt assumes one-month LIBOR of 2.49%. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 8 of the consolidated financial statements.

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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2018 Annual Report on Form 10-K.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, refer to Note 3 to the consolidated financial statements.

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

As of March 31, 2019, we had $316.2 million principal amount of fixed-rate debt outstanding and $123.0 million principal amount of floating-rate debt outstanding. In addition, as of March 31, 2019 we were party to derivative contracts to manage our interest rate risk.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.49% as of March 31, 2019. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$(140)
-50 Basis Points	(70)
-10 Basis Points	(14)
Base Interest Rate	—
+10 Basis Points	14
+ 50 Basis Points	70
+100 Basis Points	140

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

Item 1a.    Risk Factors
The following risk factors previously disclosed in our 2018 Annual Report on Form 10-K have been amended.
There can be no assurance that we will realize any incremental value from the "Unrealized Capital Appreciation in Our Owned Residual Portfolio" or that the market price of our common stock will reflect any value attributable thereto.
At the end of a Ground Lease, we regain possession of the land, pursuant to the typical terms of a Ground Lease, and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. Since we target Ground Leases where the initial cost of the Ground Lease represents between 30% and 45% of the Combined Property Value, we regard the difference between the initial Ground Lease cost and the Combined Property Value as Unrealized Capital Appreciation in Our Owned Residual Portfolio that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly after the expiration or other termination of a Ground Lease, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Additionally, the Unrealized Capital Appreciation in Our Owned Residual Portfolio may grow during the term of the Ground Lease in an amount equal to any appreciation in the Combined Property Value. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any Unrealized Capital Appreciation in Our Owned Residual Portfolio is accurate at the time we invest in a Ground Lease. Even if we estimate that there is an Unrealized Capital Appreciation in Our Owned Residual Portfolio, we will generally not be able to realize that value through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the Unrealized Capital Appreciation in Our Owned Residual Portfolio will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the Unrealized Capital Appreciation in Our Owned Residual Portfolio. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase the properties under certain circumstances and the right of the One Ally Center tenant to demolish the improvements prior to the expiration of the Ground Lease. See the following Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as the same may be updated in subsequent reports filed with the Securities and Exchange Commission: "—The tenant under our Ground Lease relating to the One Ally Center property has the right to demolish the building before the expiration of the lease." Moreover, the market price of our common stock may not reflect any value ascribed to the Unrealized Capital Appreciation in Our Owned Residual Portfolio, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.
The tenants under many of our Ground Leases have certain preemptive rights should we decide to sell the Ground Leases.
Tenants under many of our Ground Leases have a right of first offer or refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party. The existence of such preemptive rights could limit third-party offers for the Ground Lease, or adversely affect the timing of any sale of any such Ground Lease and affect our ability to obtain the highest price possible in the event that we decide to market or sell the Ground Lease.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In February 2019, we issued 46,020 shares of our common stock to our Manager as payment for the management fee for the three months ended December 31, 2018. These shares were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc. Registrant
Date:	April 25, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	April 25, 2019	/s/ ANDREW C. RICHARDSON
Andrew C. Richardson Chief Financial Officer (principal financial and accounting officer)