Form 10-Q
period 2019-06-30
Safehold Inc.
filed 2019-07-26
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-38122
_______________________________________________________________________________
Safehold Inc.
(Exact name of registrant as specified in its charter)

Maryland			30-0971238
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
1114 Avenue of the Americas
39th Floor
New York	,	NY	10036
(Address of principal executive offices)			(Zip code)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SAFE	NYSE
As of July 25, 2019, there were 30,937,546 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$676,503	$669,923
Less: accumulated depreciation	(13,271)	(10,257)
Real estate, net	663,232	659,666
Real estate-related intangible assets, net	235,457	262,531
Total real estate, net and real estate-related intangible assets, net	898,689	922,197
Net investment in leases	159,847	—
Cash and cash equivalents	73,004	16,418
Restricted cash	20,475	8,007
Deferred operating lease income receivable	40,719	23,138
Deferred expenses and other assets, net	40,531	9,983
Total assets	$1,233,265	$979,743
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$37,600	$20,800
Real estate-related intangible liabilities, net	57,656	57,620
Debt obligations, net	544,945	543,965
Total liabilities	640,201	622,385
Commitments and contingencies (refer to Note 8)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 30,938 and 18,276 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	309	183
Additional paid-in capital	626,793	370,530
Accumulated deficit	(4,926)	(8,486)
Accumulated other comprehensive loss	(30,341)	(6,876)
Total Safehold Inc. shareholders' equity	591,835	355,351
Noncontrolling interests	1,229	2,007
Total equity	593,064	357,358
Total liabilities and equity	$1,233,265	$979,743
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018

Revenues:
Operating lease income	$17,196	$9,861	$37,712	$21,141
Interest income from sales-type leases	1,880	—	2,802	—
Other income	604	1,713	986	2,126
Total revenues	19,680	11,574	41,500	23,267
Costs and expenses:
Interest expense	5,986	3,376	10,507	6,631
Real estate expense	645	398	1,457	752
Depreciation and amortization	2,343	2,275	4,686	4,546
General and administrative	4,474	3,292	7,456	5,324
Other expense	290	471	315	510
Total costs and expenses	13,738	9,812	24,421	17,763
Income from operations	5,942	1,762	17,079	5,504
Net income	5,942	1,762	17,079	5,504
Net income allocable to noncontrolling interests(1)	(1,419)	(59)	(5,937)	(82)
Net income allocable to Safehold Inc. common shareholders	$4,523	$1,703	$11,142	$5,422

Per common share data:
Net income
Basic	$0.18	$0.09	$0.51	$0.30
Diluted	$0.18	$0.09	$0.51	$0.30
Weighted average number of common shares:
Basic	25,640	18,191	22,001	18,191
Diluted	25,640	18,191	22,001	18,191
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2019, includes $1.4 million and $5.8 million, respectively, of income allocable to the Company's Manager relating to Investor Units it held in the Operating Partnership (refer to Note 10).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2019	2018	2019	2018

Net income	$5,942	$1,762	$17,079	$5,504
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges	—	—	—	41
Reclassification of gains on derivatives into earnings	(13)	(47)	(235)	(22)
Unrealized gain (loss) on derivatives	(12,168)	2,377	(23,230)	6,002
Other comprehensive income (loss)	(12,181)	2,330	(23,465)	6,021
Comprehensive income (loss)	(6,239)	4,092	(6,386)	11,525
Comprehensive income attributable to noncontrolling interests	(2,336)	(59)	(2,279)	(82)
Comprehensive income (loss) attributable to Safehold Inc.	$(8,575)	$4,033	$(8,665)	$11,443

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of March 31, 2019	$183	$372,093	$(4,619)	$(10,793)	$244,546	$601,410
Net income	—	—	4,523	—	1,419	5,942
Issuance of common stock, net / amortization	1	2,640	—	—	90	2,731
Investor unit conversion (refer to Note 10)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.156 per share)	—	—	(4,830)	—	—	(4,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(13,098)	917	(12,181)
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064

Balance as of March 31, 2018	$182	$366,227	$(8,296)	$3,770	$1,773	$363,656
Net income	—	—	1,703	—	59	1,762
Contributions from iStar Inc.	—	1,273	—	—	—	1,273
Offering costs	—	1,347	—	—	—	1,347
Issuance of common stock / amortization	—	765	—	—	—	765
Dividends declared ($0.15 per share)	—	—	(2,735)	—	—	(2,735)
Change in accumulated other comprehensive income	—	—	—	2,331	—	2,331
Distributions to noncontrolling interests	—	—	—	—	(27)	(27)
Balance as of June 30, 2018	$182	$369,612	$(9,328)	$6,101	$1,805	$368,372

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	11,142	—	5,937	17,079
Issuance of common stock, net / amortization	1	3,575	—	—	174	3,750
Investor unit conversion (refer to Note 10)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.306 per share)	—	—	(7,582)	—	—	(7,582)
Change in accumulated other comprehensive income (loss)	—	—	—	(19,807)	(3,658)	(23,465)
Contributions from noncontrolling interests	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,922)	(2,922)
Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064

Balance as of December 31, 2017	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	5,422	—	82	5,504
Contributions from iStar Inc.	—	2,581	—	—	—	2,581
Offering costs	—	1,347	—	—	—	1,347
Issuance of common stock / amortization	—	765	—	—	—	765
Dividends declared ($0.30 per share)	—	—	(5,463)	—	—	(5,463)
Cumulative-effect adjustment for cash flow hedges	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	5,980	—	5,980
Contributions from noncontrolling interests net of costs	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	(27)	(27)
Balance as of June 30, 2018	$182	$369,612	$(9,328)	$6,101	$1,805	$368,372

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,

	2019	2018

Cash flows from operating activities:
Net income	$17,079	$5,504
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,686	4,546
Stock-based compensation expense	1,318	765
Deferred operating lease income	(17,581)	(6,602)
Non-cash interest income from sales-type leases	(916)	—
Amortization of real estate-related intangibles, net	1,216	1,017
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,084	710
Other operating activities	628	2,573
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	722	(1,307)
Changes in accounts payable, accrued expenses and other liabilities	(9,658)	1,350
Cash flows provided by (used in) operating activities	(1,422)	8,556
Cash flows from investing activities:
Acquisitions of real estate	(6,809)	(132,444)
Origination/acquisition of sales-type leases	(149,018)	—
Deposits on ground lease investments	(3,200)	(5,143)
Other investing activities	143	145
Cash flows used in investing activities	(158,884)	(137,442)
Cash flows from financing activities:
Proceeds from debt obligations	218,625	—
Repayments of debt obligations	(226,500)	—
Payments for deferred financing costs	(1,631)	(319)
Dividends paid to common shareholders	(5,489)	(5,457)
Payment of costs for sale of noncontrolling interest	(761)	—
Distributions to noncontrolling interests	(2,922)	(21)
Contributions from noncontrolling interests (refer to Note 10)	250,000	1,750
Other financing	(1,962)	(175)
Cash flows provided by (used in) financing activities	229,360	(4,222)
Changes in cash, cash equivalents and restricted cash	69,054	(133,108)
Cash, cash equivalents and restricted cash at beginning of period	24,425	169,870
Cash, cash equivalents and restricted cash at end of period	$93,479	$36,762
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$—	$2,581
Origination of sales-type leases	10,194	—
Assumption of debt obligations	10,194	—
Investor unit conversion (refer to Note 10)	250,000	—
Dividends declared to common shareholders	4,834	2,735
Distribution declared to noncontrolling interest	—	6
Accrued finance costs	510	93
Offering costs	—	(1,104)

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

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of June 30, 2019, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2019, the total assets of these consolidated VIEs were $56.3 million and total liabilities were $29.5 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2019.
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

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in leases; restricted cash; deferred operating lease income receivable; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of June 30, 2019 and December 31, 2018 was approximately $582.1 million and $537.8 million, respectively, and falls within Level 3 of the fair value hierarchy.

Restricted Cash— The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$73,004	$16,418	$35,805	$168,214
Restricted cash(1)	20,475	8,007	957	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$93,479	$24,425	$36,762	$169,870
_______________________________________________________________________________

(1)	Restricted cash includes cash balances required to be maintained under certain of the Company's derivative transactions.

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
In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") to clarify certain accounting topics from previously issued ASUs, including ASU 2016-13. ASU 2019-04 addresses certain aspects of ASU 2016-13, including but not limited to, accrued interest receivable, loan recoveries, interest rate projections for variable-rate financial instruments and expected prepayments. ASU 2019-04 provides alternatives that allow entities to measure credit losses on accrued interest separate from credit losses on the principal portion of a loan, clarifies that entities should include expected recoveries in the measurement of credit losses, allows entities to consider future interest rates when measuring credit losses and can elect to adjust effective interest rates used to discount expected cash flows for expected loan prepayments. ASU 2019-04 is effective upon the adoption of ASU 2016-13. Management is currently evaluating the impact of ASU 2019-04 on the Company’s consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Land and land improvements, at cost	$483,271	$477,527
Buildings and improvements, at cost	193,232	192,396
Less: accumulated depreciation	(13,271)	(10,257)
Total real estate, net	$663,232	$659,666
Real estate-related intangible assets, net	235,457	262,531
Total real estate, net and real estate-related intangible assets, net	$898,689	$922,197

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$193,249	$(4,572)	$188,677
In-place lease assets, net(2)	52,996	(6,955)	46,041
Other intangible assets, net	750	(11)	739
Total	$246,995	$(11,538)	$235,457

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$193,249	$(3,040)	$190,209
In-place lease assets, net(2)	52,071	(5,288)	46,783
Below-market lease asset, net(3)	26,484	(1,688)	24,796
Other intangible assets, net	750	(7)	743
Total	$272,554	$(10,023)	$262,531
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$(766)	$(454)
In-place lease assets (decrease to income)	Depreciation and amortization	833	774
Below-market lease asset (decrease to income)	Real estate expense	—	247
Other intangible assets (decrease to income)	Operating lease income	(2)	(2)

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$(1,532)	$(829)
In-place lease assets (decrease to income)	Depreciation and amortization	1,667	1,543
Below-market lease asset (decrease to income)	Real estate expense	—	494
Other intangible assets (decrease to income)	Operating lease income	(4)	(3)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2019 (remaining six months)	$3,208
2020	6,416
2021	6,416
2022	6,416
2023	6,416
_______________________________________________________________________________

(1)	As of June 30, 2019, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 82 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of June 30, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,359)	$57,656

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$58,660	$(1,040)	$57,620
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

The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible liability	Location	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$160	$155

	Income Statement	For the Six Months Ended June 30,
Intangible liability	Location	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$320	$310

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2019, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2019 (remaining six months)	$2,678	$8,521	$1,048	$5,260	$178	$17,685
2020	5,357	17,276	2,117	10,519	356	35,625
2021	5,357	17,577	2,155	10,519	356	35,964
2022	5,357	17,884	2,185	10,519	356	36,301
2023	5,357	18,333	2,213	10,519	281	36,703

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Net Investment in Leases
On January 1, 2019, the Company adopted ASU 2016-02 and ASU 2018-11. As a result of the adoption of ASU 2016-02, the Company, as lessor, classifies certain Ground Leases entered into or acquired subsequent to December 31, 2018 as sales-type leases and records the leases within "Net investment in leases" on the Company's consolidated balance sheets and records "Interest income from sales-type leases" in the Company's consolidated statements of operations (refer to Note 3).

The following table presents a rollforward of the Company's net investment in leases for the six months ended June 30, 2019 ($ in thousands):

Beginning balance(1)	$—
Origination/acquisition of sales-type leases(2)	158,931
Accretion (amortization) of sales-type leases(3)	916
Ending balance	$159,847
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

(3)	During the three and six months ended June 30, 2019, the Company recognized $1.3 million and $1.9 million of cash interest income from sales-type leases in its consolidated statements of operations.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2019, are as follows by year ($ in thousands):

Year	Fixed Bumps with Inflation Adjustments	Fixed Bumps with Percentage Rent	Total
2019 (remaining six months)	$2,819	$266	$3,085
2020	6,798	532	7,330
2021	7,537	532	8,069
2022	8,096	537	8,633
2023	8,295	586	8,881
Thereafter	2,286,940	102,420	2,389,360

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Operating lease right-of-use asset(1)	$30,211	$—
Purchase deposits	5,000	1,800
Deferred finance costs, net(2)	1,645	2,295
Other assets(3)	3,166	2,416
Leasing costs, net	477	481
Interest rate hedge assets	32	2,991
Deferred expenses and other assets, net	$40,531	$9,983

_______________________________________________________________________________

(1)
Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). For the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, in "Real estate expense" and $0.1 million and $0.2 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%. Effective with the adoption of ASU 2016-02 on January 1, 2019, the Company reclassified $24.8 million relating to a below-market lease asset acquired as part of a business combination (refer to Note 4) from "Real estate-related intangible assets, net" to "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.

(2)	Accumulated amortization of deferred finance costs was $2.5 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
For the three and six months ended June 30, 2019, the Company recognized $0.3 million and $4.0 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Interest rate hedge liabilities	$19,348	$10,092
Operating lease liability	5,909	—
Dividends declared and payable	4,834	2,741
Other liabilities(1)	2,353	1,788
Accrued expenses(2)	1,867	3,596
Interest payable	1,750	1,663
Management fee payable	1,539	920
Accounts payable, accrued expenses and other liabilities	$37,600	$20,800
_______________________________________________________________________________

(1)
As of June 30, 2019 and December 31, 2018, other liabilities includes $0.6 million and $0.4 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

(2)	As of June 30, 2019 and December 31, 2018, accrued expenses primarily includes accrued legal expenses, audit expenses and deferred finance costs.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	June 30, 2019	December 31, 2018
Secured credit financing:
Mortgages	$553,693	$377,193	3.99%	January 2023 to July 2049
2017 Revolver	—	169,500	One-Month LIBOR plus 1.35%	June 2022
Total secured credit financing	553,693	546,693
Total debt obligations	553,693	546,693
Debt premium, discount and deferred financing costs, net	(8,748)	(2,728)
Total debt obligations, net	$544,945	$543,965
_______________________________________________________________________________

(1)	Represents the weighted average interest rate and excludes the effect of debt premium, discount and deferred financing costs.

(2)	Represents the extended maturity date for all debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of June 30, 2019, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and mature from January 2023 to July 2049.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with a group of lenders in the maximum aggregate initial original principal amount of up to $300.0 million (the "2017 Revolver"). The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. In July 2018, the Company added an additional lender to the 2017 Revolver bringing total capacity for the 2017 Revolver to $350.0 million. The 2017 Revolver has an initial maturity of June 2020 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. This fee was waived for the first six months after the closing date of June 27, 2017. The 2017 Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of June 30, 2019, there was $350.0 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $40.7 million without pledging any additional assets to the facility.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its shareholders. The Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. The Company's other debt obligations contain no significant maintenance or ongoing financial covenants. As of June 30, 2019, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2019, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2019 (remaining six months)	$—
2020	—
2021	—
2022	—
2023 (refer to Note 13)	71,000
Thereafter	482,693
Total principal maturities	553,693
Debt premium, discount and deferred financing costs, net	(8,748)
Total debt obligations, net	$544,945

Note 8—Commitments and Contingencies

Unfunded Commitments—In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. The Ground Lease expires in 2116. This transaction was approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

In August 2018, the Company entered into an aggregate $30.0 million commitment to acquire land for $12.5 million and provide a $17.5 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in Washington, DC. The Company acquired the land in June 2019 and will fund the leasehold improvement allowance upon the completion of certain conditions.
In January 2019, the Company acquired land for $13.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. The Company committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
In June 2019, the Company acquired land for $8.1 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's development of a to-be-built multi-family community located outside of Orlando, FL. The Company committed to provide the Ground Lease tenant a $21.4 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
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

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

of that tenant to make its payment could have a material adverse effect on the Company. During the six months ended June 30, 2019, the Company’s largest tenant accounted for approximately $8.8 million, or 21.1%, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 15.8% of the Company’s total assets as of June 30, 2019. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the Company's derivatives as well as their classification on the Company's consolidated balance sheets as of June 30, 2019 and December 31, 2018 ($ in thousands):(1)

	June 30, 2019	December 31, 2018

Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$32	$2,987	Deferred expenses and other assets, net
Interest rate cap(3)	—	4	Deferred expenses and other assets, net
	$32	$2,991
Liabilities
Interest rate swaps	$19,348	$10,092	Accounts payable, accrued expenses and other liabilities
	$19,348	$10,092
____________________________________________________________________________

(1)
For the three months ended June 30, 2019 and 2018, the Company recorded $(12.2) million and $2.4 million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss). For the six months ended June 30, 2019 and 2018, the Company recorded $(23.2) million and $6.0 million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $1.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of June 30, 2019 and December 31, 2018, the Company posted cash collateral of $20.4 million and $8.0 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2019
Interest rate swaps	Interest expense	$(12,168)	$13

For the Three Months Ended June 30, 2018
Interest rate swaps	Interest expense	$2,377	$47

For the Six Months Ended June 30, 2019
Interest rate swaps	Interest expense	$(23,230)	$235

For the Six Months Ended June 30, 2018
Interest rate swaps	Interest expense	$6,002	$22

	Location of Gain or (Loss) When Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended June 30, 2019
Interest rate cap	Interest expense	$—

For the Three Months Ended June 30, 2018
Interest rate cap	Interest expense	$(33)

For the Six Months Ended June 30, 2019
Interest rate cap	Interest expense	$(4)

For the Six Months Ended June 30, 2018
Interest rate cap	Interest expense	$10

Note 10—Equity

Common Stock—On April 14, 2017, two institutional investors acquired 2,875,000 shares of the Company's common stock for $57.5 million and iStar acquired 2,775,000 shares of the Company's common stock for $55.5 million.

On June 27, 2017, the Company sold 10,250,000 shares of its common stock in its initial public offering for proceeds of $205.0 million. Concurrently with the initial public offering, the Company sold $45.0 million in shares, or 2,250,000 shares, of its common stock to iStar in a private placement and issued a total of 40,000 fully-vested shares to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. On each of June 28, 2018 and May 9, 2019, the Company issued 40,000 fully-vested shares to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors.

On January 2, 2019, the Company received $250.0 million of proceeds from iStar for its purchase of 12,500,000 newly designated limited partnership units ("Investor Units") in the Operating Partnership at a purchase price of $20.00 per unit. In May 2019, after approval of the Company's shareholders, the Investor Units were exchanged for shares of the Company's common

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

stock on a one-for-one basis. Following the exchange, the Investor Units were retired. Each Investor Unit received distributions equivalent to distributions declared and paid on one share of the Company's common stock. The Investor Units had no voting rights. They had limited protective consent rights over certain matters such as amendments to the terms of the Investor Units that would adversely affect the Investor Units.

Through June 30, 2019, iStar purchased 2.8 million shares of the Company's common stock for $53.7 million, for an average cost of $19.47 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. In addition, iStar purchased an additional 133,524 shares of the Company's common stock in private and open market transactions for $2.2 million, for an average cost of $16.39 per share. As of June 30, 2019, iStar owned 66.5% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price ranging from $25.00 to $35.00. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to distributions, in the aggregate, of up to 15% of the capital appreciation above the Company's investment basis on its Ground Lease assets upon certain realization events. If one or more stock price hurdles are not achieved in three years, the portion of the awards attributable to those hurdles automatically terminate. As of July 26, 2019, two stock price hurdles ($25.00 and $27.50) were achieved, resulting in 30% of each outstanding award becoming vested; provided, however, that 75% of such awards remain subject to forfeiture based on continuing service conditions. Awards with an aggregate fair value of $1.5 million are available to be granted under this plan, of which $1.4 million was granted to the Company's independent directors and employees of the Manager in 2018, which will be recognized over a period of four years. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, in expense from the equity plan and it is recorded in "General and administrative" in the Company's consolidated statements of operations.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of June 30, 2019, there was $0.4 million of total unrecognized compensation cost related to the unvested restricted stock units. As of June 30, 2019, an aggregate of 762,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company's derivative transactions.

Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

June 30, 2019, the Company declared cash dividends on its common stock of $7.6 million, or $0.306 per share. In addition, during the six months ended June 30, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit. During the six months ended June 30, 2018, the Company declared cash dividends on its common stock of $5.5 million, or $0.30 per share.
Note 11—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following table presents a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,942	$1,762	$17,079	$5,504
Net income allocable to noncontrolling interests	(1,419)	(59)	(5,937)	(82)
Net income allocable to Safehold Inc. common shareholders for basic earnings per common share	$4,523	$1,703	$11,142	$5,422

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income allocable to Safehold Inc. common shareholders - basic	$4,523	$1,703	$11,142	$5,422
Net income allocable to Safehold Inc. common shareholders - diluted	$4,523	$1,703	$11,142	$5,422

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	25,640	18,191	22,001	18,191
Weighted average common shares outstanding for diluted earnings per common share(1)	25,640	18,191	22,001	18,191

Basic and diluted earnings per common share:
Net income allocable to Safehold Inc. common shareholders - basic	$0.18	$0.09	$0.51	$0.30
Net income allocable to Safehold Inc. common shareholders - diluted	$0.18	$0.09	$0.51	$0.30

_______________________________________________________________________________

(1)	During the three and six months ended June 30, 2019, 5,219,780 and 8,839,779, respectively, of Investor Units (refer to Note 10) were anti-dilutive.

Note 12—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of March 31, 2019, iStar had total assets of approximately $4.7 billion and 156 employees.

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

For the three months ended June 30, 2019 and 2018, the Company recorded $1.5 million and $0.9 million, respectively, in management fees to the Manager. For the six months ended June 30, 2019 and 2018, the Company recorded $3.1 million and $1.8 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement.

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

For the three months ended June 30, 2019 and 2018, the Company was allocated $0.5 million and $0.4 million, respectively, in expenses from the Manager. For the six months ended June 30, 2019 and 2018, the Company was allocated $1.1 million and $0.8 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Acquisitions

iStar has participated in certain of the Company's investment transactions, as the Company's tenant or either as a seller of land or by providing financing to the Company's Ground Lease tenants. Following is a list of transactions in which the Company and iStar have participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

In January 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. The Ground Lease has a term of 99 years. The Company also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions. In addition, iStar provided a $13.3 million loan to the ground lessee with an initial term of 21 months for the acquisition of the property.

In February 2019, the Company and iStar closed on the acquisition of a 420,000 square foot office building located in Jersey City, NJ. iStar acquired the leasehold interest and the Company simultaneously acquired the fee interest and entered into a new 98-year Ground Lease with iStar.

In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease in Atlanta, GA and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar committed to provide a $24.0 million construction loan to the ground lessee for the renovation of the property.
Note 13—Subsequent Events

In July 2019, the Company added an additional lender to the 2017 Revolver and an existing lender increased its commitment, bringing total capacity for the 2017 Revolver to $450.0 million. Also in July 2019, the Company refinanced two mortgages on existing Ground Leases with an aggregate principal balance of $71.0 million maturing in January 2023. The new mortgage has a principal balance of $120.7 million and matures in August 2069.

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
Opportunity for Capital Appreciation: The opportunity for capital appreciation comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, our residual right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon for no additional consideration creates additional potential value to our shareholders.
We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon (the "Combined Property Value"), as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of the owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" in our Annual Report on Form 10-K and this Report for a discussion of these tenant rights.
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
We have engaged an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio; and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of the residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from the aggregate Combined Property Value determined by the valuation firm.
The table below shows the current estimated unrealized capital appreciation in our owned residual portfolio as of June 30, 2019 and December 31, 2018 ($ in millions):(1)

	June 30, 2019	December 31, 2018
Combined Property Value(2)	$3,306	$2,757
Ground Lease Cost(2)	1,134	948
Unrealized Capital Appreciation in Our Owned Residual Portfolio	2,172	1,809
_______________________________________________________________________________

(1)
Please review our Current Report on Form 8-K filed on July 26, 2019 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Unrealized Capital Appreciation in Our Owned Residual Portfolio. See "Risk Factors" in our Annual Report on Form 10-K for a discussion of certain tenant rights that may limit our ability to realize value from the unrealized capital appreciation, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See also Item 1A. herein Risk Factors - "There can be no assurance that we will realize any incremental value from the "Unrealized Capital Appreciation in Our Owned Residual Portfolio" or that the market price of our common stock will reflect any value attributable thereto" and "The tenants under many of our Ground Leases have certain preemptive rights should we decide to sell the properties."

(2)
Combined Property Value includes $416.0 million and $254.9 million related to transactions with remaining unfunded commitments as of June 30, 2019 and December 31, 2018, respectively. Ground Lease Cost includes $83.4 million and $64.0 million of unfunded commitments as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our gross book value as a percentage of combined property value was 36%.

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

We have a diverse portfolio of 38 properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 33 Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

The following table presents our Ground Lease originations/acquisitions since inception ($ in millions):

Period	Funded	Originated
Prior to IPO	$340	$340
Period from June 27, 2017 to December 31, 2017	158	192
Year Ended December 31, 2018	386	416
Six Months Ended June 30, 2019(1)	165	186
Total since inception	$1,049	$1,134
_______________________________________________________________________________

(1)	Funded includes $10.2 million from the origination of a sales-type lease funded through the assumption of a mortgage.
Our Portfolio

We have a portfolio of 38 properties that are diversified by region and property type. Our portfolio is comprised of 33 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage (which was 4.3x as of June 30, 2019).

Below is an overview of our portfolio as of June 30, 2019:

Property Name	Location	Property Type	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Los Angeles, CA	Multi-family	2104 / 2104	Inflation-Linked
Hollywood Blvd - South	Los Angeles, CA	Multi-family	2104 / 2104	Inflation-Linked
Onyx on First	Washington, DC	Multi-family	2117 / 2117	Fixed with Inflation Adjustments
The Buckler Apartments	Milwaukee, WI	Multi-family	2112 / 2112	Fixed
Promenade Crossing	Orlando, FL	Multi-family	2117 / 2117	Fixed with Inflation Adjustments
Novel Music Row	Nashville, TN	Multi-family	2117 / 2117	Fixed with Inflation Adjustments
515 22nd Street	Washington, DC	Multi-family(1)	2118 / 2118	Fixed with Inflation Adjustments
West Vue	Orlando, FL	Multi-family	2118 / 2118	Fixed with Inflation Adjustments
The Kiley	Washington, DC	Multi-family	2117 / 2117	Fixed with Inflation Adjustments
20 Hawley	Binghamton, NY	Multi-family	2118 / 2118	Fixed with Inflation Adjustments
3333 LifeHope	Atlanta, GA	Office	2116 / 2176	Fixed
Northside Forsyth Medical Center	Atlanta, GA	Office	2115 / 2175	Fixed with Inflation Adjustments
1111 Pennsylvania Avenue	Washington, DC	Office	2117 / 2117	Fixed with Inflation Adjustments
One Ally Center	Detroit, MI	Office	2114 / 2174	Fixed with Inflation Adjustments
NASA/JPSS Headquarters	Washington, DC	Office	2075 / 2105	Fixed
Pershing Point	Atlanta, GA	Office	2117 / 2124	Fixed with Inflation Adjustments
Regency Lakeview	Raleigh-Durham, NC	Office	2117 / 2122	Fixed with Inflation Adjustments
Glenridge Point	Atlanta, GA	Office	2117 / 2117	Fixed with Inflation Adjustments
Balboa Executive Center	San Diego, CA	Office	2117 / 2117	Fixed with Inflation Adjustments
The Jefferson	Washington, DC	Office	2117 / 2117	Fixed with Inflation Adjustments
The Madison	Phoenix, AZ	Office	2117 / 2117	Fixed with Inflation Adjustments
Parkwood Place	Plano, TX	Office	2118 / 2118	Fixed with Inflation Adjustments
Duke Bridges III	Frisco, TX	Office	2118 / 2118	Fixed with Inflation Adjustments
Valley Forge Park Place	King of Prussia, PA	Office	2118 / 2118	Fixed with Inflation Adjustments
570 Washington Blvd.	Jersey City, NJ	Office	2117 / 2117	Fixed with Inflation Adjustments
Hyatt Centric	Washington, DC	Hotel	2035 / 2075	% Rent
Doubletree Seattle Airport(2)(3)	Seattle, WA	Hotel	2025 / 2035	% Rent
Hilton Salt Lake(2)	Salt Lake City, UT	Hotel	2025 / 2035	% Rent
Doubletree Mission Valley(2)	San Diego, CA	Hotel	2025 / 2035	% Rent
Doubletree Durango(2)	Durango, CO	Hotel	2025 / 2035	% Rent
Doubletree Sonoma(2)	San Francisco, CA	Hotel	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Dallas, TX	Hotel	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Dallas, TX	Hotel	2026 / 2066	% Rent
Valencia	San Antonio, TX	Hotel	2101/ 2101	Fixed with % Rent
Lock Up Self Storage Facility	Minneapolis, MN	Industrial	2037 / 2037	Fixed
Miami Airport I	Miami, FL	Industrial	2117 / 2117	Fixed with Inflation Adjustments
Miami Airport II	Miami, FL	Industrial	2117 / 2117	Fixed with Inflation Adjustments
PDX	Portland, OR	Industrial	2055 / 2055	Inflation-Linked
Weighted average lease term remaining			72 / 82
_______________________________________________________________________________

(1)	Property is currently an office building that will be converted into a multi-family property after the tenant vacates in September 2019.

(2)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

(3)
A majority of the land underlying this property is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following charts show certain statistics of our portfolio as of June 30, 2019, excluding unfunded commitments:

Unfunded Commitments

In October 2017, we entered into a commitment to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we will acquire the Ground Lease on November 1, 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee.

In August 2018, we entered into an aggregate $30.0 million commitment to acquire land for $12.5 million and provide a $17.5 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in Washington, DC. We acquired the land in June 2019 and will fund the leasehold improvement allowance upon the completion of certain conditions.
In January 2019, we acquired land for $13.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. We committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
In June 2019, we acquired land for $8.1 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's development of a to-be-built multi-family community located outside of Orlando, FL. We committed to provide the Ground Lease tenant a $21.4 million leasehold improvement allowance that will be funded upon the completion of certain conditions.
Results of Operations for the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,

	2019	2018	$ Change

	(in thousands)
Operating lease income	$17,196	$9,861	$7,335
Interest income from sales-type leases	1,880	—	1,880
Other income	604	1,713	(1,109)
Total revenue	19,680	11,574	8,106
Interest expense	5,986	3,376	2,610
Real estate expense	645	398	247
Depreciation and amortization	2,343	2,275	68
General and administrative	4,474	3,292	1,182
Other expense	290	471	(181)
Total costs and expenses	13,738	9,812	3,926
Net income	$5,942	$1,762	$4,180

Operating lease income increased to $17.2 million during the three months ended June 30, 2019 from $9.9 million for the same period in 2018. The increase in 2019 was primarily due to the origination of new Ground Leases.

Interest income from sales-type leases was $1.9 million for the three months ended June 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our Ground Leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our Ground Leases that do not qualify as sales-type leases. We expect a significant majority of our newly originated Ground Leases will be classified as sales-type leases.
Other income for the three months ended June 30, 2019 consists primarily of $0.5 million of interest income earned on our cash balances. In addition, during the three months ended June 30, 2019, we also recorded $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3). Other income for the three months ended June 30, 2018 consists primarily of a $1.5 million termination fee received by us in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and $0.2 million of interest income earned on our cash balances.

During the three months ended June 30, 2019 and 2018, we incurred interest expense from our secured financings of $6.0 million and $3.4 million, respectively. The increase in 2019 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $0.6 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset in 2019 and a below market lease asset in 2018 at one of our hotel properties, and property appraisal fees and insurance expense in both periods. The increase in 2019 was primarily the result of growth in our portfolio through the origination of new Ground Leases. In addition, during the three months ended June 30, 2019, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).
Depreciation and amortization was $2.3 million during the three months ended June 30, 2019 and 2018 and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the three months ended June 30, 2019 and 2018 ($ in thousands):

	For the Three Months Ended June 30,
	2019	2018
Management fees(1)	$1,539	$907
Public company and other costs	1,187	1,254
Expense reimbursements to the Manager(1)	529	366
Stock-based compensation	1,219	765
Total general and administrative expenses	$4,474	$3,292
______________________________________________________

(1)	Waived through June 30, 2018.

During the three months ended June 30, 2019, other expense consists primarily of costs associated with new investments, state and local taxes and fees related to our derivative transactions. During the three months ended June 30, 2018, other expense consists primarily of pursuit costs related to an unsuccessful acquisition but for which we received a $1.5 million termination fee.

Results of Operations for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,

	2019	2018	$ Change

	(in thousands)
Operating lease income	$37,712	$21,141	$16,571
Interest income from sales-type leases	2,802	—	2,802
Other income	986	2,126	(1,140)
Total revenue	41,500	23,267	18,233
Interest expense	10,507	6,631	3,876
Real estate expense	1,457	752	705
Depreciation and amortization	4,686	4,546	140
General and administrative	7,456	5,324	2,132
Other expense	315	510	(195)
Total costs and expenses	24,421	17,763	6,658
Net income	$17,079	$5,504	$11,575

Operating lease income increased to $37.7 million during the six months ended June 30, 2019 from $21.1 million for the same period in 2018. The increase in 2019 was primarily due to the origination of new Ground Leases.

Interest income from sales-type leases was $2.8 million for the six months ended June 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our Ground Leases as sales-type leases. Under sales-type leases, we accrue interest income from sales-type leases under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our Ground Leases that do not qualify as sales-type leases. We expect a significant majority of our newly originated Ground Leases will be classified as sales-type leases.
Other income for the six months ended June 30, 2019 consists primarily of $0.8 million of interest income earned on our cash balances. In addition, during the six months ended June 30, 2019, we also recorded $0.2 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3). Other income for the six months ended June 30, 2018 consists primarily of a $1.5 million termination fee received by us in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and $0.6 million of interest income earned on our cash balances.
During the six months ended June 30, 2019 and 2018, we incurred interest expense from our secured financings of $10.5 million and $6.6 million, respectively. The increase in 2019 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $1.5 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset in 2019 and a below market lease asset in 2018 at one of our hotel properties, and property appraisal fees and insurance expense in both periods. The increase in 2019 was primarily the result of growth in our portfolio through the origination of new Ground Leases. In addition, during the six months ended June 30, 2019, we also recorded $0.2 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).
Depreciation and amortization was $4.7 million and $4.5 million during the six months ended June 30, 2019 and 2018, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the six months ended June 30, 2019 and 2018 ($ in thousands):

	For the Six Months Ended June 30,
	2019	2018
Management fees(1)	$3,051	$1,804
Public company and other costs	2,015	1,978
Expense reimbursements to the Manager(1)	1,072	777
Stock-based compensation	1,318	765
Total general and administrative expenses	$7,456	$5,324
______________________________________________________

(1)	Waived through June 30, 2018.

During the six months ended June 30, 2019, other expense consists primarily of costs associated with new investments, state and local taxes and fees related to our derivative transactions. During the six months ended June 30, 2018, other expense consists primarily of pursuit costs related to an unsuccessful acquisition (but for which we received a $1.5 million termination fee) and fees related to our derivative transactions.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, fund and maintain our assets and operations, complete acquisitions and originations of investments, make distributions to our shareholders and meet other general business needs. In order to qualify as a REIT, we are required under the Internal Revenue Code of 1986 to distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly cash distributions to our shareholders sufficient to meet REIT qualification requirements.

As of June 30, 2019, we had $73.0 million of unrestricted cash and the ability to borrow an additional $40.7 million on our 2017 Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 7 and Note 13 for more information on our 2017 Revolver), without pledging any additional assets to the facility. We refer to this $113.7 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds of $250.0 million from iStar's purchase of Investor Units in our Operating Partnership (refer to Note 10), proceeds of $205.0 million from our initial public offering, proceeds of $45.0 million from our private placement to iStar, proceeds of $113.0 million from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the $113.0 million acquisition of the initial portfolio from iStar, the acquisition/origination of 26 Ground Leases for an aggregate purchase price of approximately $709.3 million, repayments on our debt facilities and distributions to our shareholders.

In July 2019, we refinanced two mortgages on existing Ground Leases with an aggregate principal balance of $71.0 million that were due to mature in January 2023. The new mortgage has a principal balance of $120.7 million and matures in August 2069. On a pro forma basis, after giving effect to this refinancing, our total debt outstanding as of June 30, 2019 was $603.4 million, our weighted average cash interest rate was 3.5%, our weighted average interest rate was 4.1% and our weighted average maturity was 23 years.

We expect our future liquidity requirements to include debt service, distributions to our shareholders and noncontrolling interests, working capital, acquisitions and originations of Ground Lease investments and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations as of June 30, 2019 (refer to Note 7 to the consolidated financial statements).

	Amounts Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years

	(in thousands)
Long-Term Debt Obligations:(1)
Mortgages	$553,693	$—	$—	$71,000	$316,193	$166,500
Total principal maturities	553,693	—	—	71,000	316,193	166,500
Interest Payable(2)	335,576	20,556	41,537	38,288	73,142	162,053
Purchase Commitments(3)	83,359	38,900	44,459	—	—	—
Total(4)	$972,628	$59,456	$85,996	$109,288	$389,335	$328,553
_______________________________________________________________________________

(1)	Assumes the extended final maturity date for all debt obligations.

(2)	Variable-rate debt assumes one-month LIBOR of 2.40%. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 8 of the consolidated financial statements.

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

As of June 30, 2019, we had $482.7 million principal amount of fixed-rate debt outstanding and $71.0 million principal amount of floating-rate debt outstanding. In addition, as of June 30, 2019 we were party to derivative contracts to manage our interest rate risk.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.40% as of June 30, 2019. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$290
-50 Basis Points	145
-10 Basis Points	29
Base Interest Rate	—
+10 Basis Points	(29)
+ 50 Basis Points	(145)
+100 Basis Points	(290)

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its President and Chief Investment Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's President and Chief Investment Officer).
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and President and Chief Investment Officer (performing the functions of principal financial officer), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, th

e Chief Executive Officer and President and Chief Investment Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and President and Chief Investment Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In June 2019, we issued 75,585 shares of our common stock to our Manager as payment for the management fee for the three months ended March 31, 2019. These shares were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1	Form of CARET Performance Incentive Plan Profits Interest Award Agreement
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc. Registrant
Date:	July 26, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	July 26, 2019	/s/ MARCOS ALVARADO
Marcos Alvarado President and Chief Investment Officer (principal financial officer)