Form 10-Q
period 2019-09-30
Safehold Inc.
filed 2019-10-24
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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
As of October 23, 2019, there were 40,444,156 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Real estate
Real estate, at cost	$687,902	$669,923
Less: accumulated depreciation	(14,779)	(10,257)
Real estate, net	673,123	659,666
Real estate-related intangible assets, net	244,503	262,531
Total real estate, net and real estate-related intangible assets, net	917,626	922,197
Net investment in sales-type leases	465,289	—
Ground Lease receivables	73,338	—
Equity investments in Ground Leases	21,410	—
Cash and cash equivalents	13,539	16,418
Restricted cash	23,249	8,007
Deferred operating lease income receivable	49,498	23,138
Deferred expenses and other assets, net	73,213	9,983
Total assets	$1,637,162	$979,743
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$42,975	$20,800
Real estate-related intangible liabilities, net	57,494	57,620
Debt obligations, net	691,567	543,965
Total liabilities	792,036	622,385
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 40,444 and 18,276 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	404	183
Additional paid-in capital	888,457	370,530
Accumulated deficit	(5,809)	(8,486)
Accumulated other comprehensive loss	(39,284)	(6,876)
Total Safehold Inc. shareholders' equity	843,768	355,351
Noncontrolling interests	1,358	2,007
Total equity	845,126	357,358
Total liabilities and equity	$1,637,162	$979,743
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018

Revenues:
Operating lease income	$17,132	$11,567	$54,844	$32,708
Interest income from sales-type leases	4,032	—	6,834	—
Other income	1,146	77	2,132	2,203
Total revenues	22,310	11,644	63,810	34,911
Costs and expenses:
Interest expense	7,708	3,747	18,215	10,378
Real estate expense	625	456	2,082	1,208
Depreciation and amortization	2,345	2,290	7,031	6,836
General and administrative	3,096	2,779	10,552	8,103
Other expense	285	303	600	812
Total costs and expenses	14,059	9,575	38,480	27,337
Income from operations before other items	8,251	2,069	25,330	7,574
Loss on early extinguishment of debt	(2,011)	—	(2,011)	—
Earnings (losses) from equity method investments	(759)	—	(759)	—
Net income	5,481	2,069	22,560	7,574
Net income allocable to noncontrolling interests(1)	(49)	(60)	(5,986)	(142)
Net income allocable to Safehold Inc. common shareholders	$5,432	$2,009	$16,574	$7,432

Per common share data:
Net income
Basic	$0.15	$0.11	$0.62	$0.41
Diluted	$0.15	$0.11	$0.62	$0.41
Weighted average number of common shares:
Basic	36,111	18,230	26,748	18,204
Diluted	36,111	18,230	26,748	18,204
_______________________________________________________________________________

(1)	For the nine months ended September 30, 2019, includes $5.8 million of income allocable to the Company's Manager relating to Investor Units it held in the Operating Partnership (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018

Net income	$5,481	$2,069	$22,560	$7,574
Other comprehensive income:
Cumulative-effect adjustment for cash flow hedges	—	—	—	41
Reclassification of (gains) losses on derivatives into earnings	189	(77)	(46)	(99)
Unrealized gain (loss) on derivatives	(9,132)	2,954	(32,362)	8,956
Other comprehensive income (loss)	(8,943)	2,877	(32,408)	8,898
Comprehensive income (loss)	(3,462)	4,946	(9,848)	16,472
Comprehensive income attributable to noncontrolling interests	(49)	(60)	(2,328)	(142)
Comprehensive income (loss) attributable to Safehold Inc.	$(3,511)	$4,886	$(12,176)	$16,330

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064
Net income	—	—	5,432	—	49	5,481
Issuance of common stock, net / amortization	95	261,664	—	—	91	261,850
Dividends declared ($0.156 per share)	—	—	(6,315)	—	—	(6,315)
Change in accumulated other comprehensive income (loss)	—	—	—	(8,943)	—	(8,943)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance as of September 30, 2019	$404	$888,457	$(5,809)	$(39,284)	$1,358	$845,126

Balance as of June 30, 2018	$182	$369,612	$(9,327)	$6,101	$1,805	$368,373
Net income	—	—	2,009	—	60	2,069
Issuance of common stock / amortization	—	13	—	—	—	13
Dividends declared ($0.15 per share)	—	—	(2,735)	—	—	(2,735)
Change in accumulated other comprehensive income	—	—	—	2,877	—	2,877
Balance as of September 30, 2018	$182	$369,625	$(10,053)	$8,978	$1,865	$370,597

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	16,574	—	5,986	22,560
Issuance of common stock, net / amortization	96	265,239	—	—	265	265,600
Investor unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.462 per share)	—	—	(13,897)	—	—	(13,897)
Change in accumulated other comprehensive income (loss)	—	—	—	(28,750)	(3,658)	(32,408)
Contributions from noncontrolling interests	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,933)	(2,933)
Balance as of September 30, 2019	$404	$888,457	$(5,809)	$(39,284)	$1,358	$845,126

Balance as of December 31, 2017	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	7,432	—	142	7,574
Contributions from iStar Inc.	—	2,581	—	—	—	2,581
Offering costs	—	1,347	—	—	—	1,347
Issuance of common stock / amortization	—	778	—	—	—	778
Dividends declared ($0.45 per share)	—	—	(8,198)	—	—	(8,198)
Cumulative-effect adjustment for cash flow hedges	—	—	(41)	41	—	—
Change in accumulated other comprehensive income	—	—	—	8,857	—	8,857
Contributions from noncontrolling interests	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	(27)	(27)
Balance as of September 30, 2018	$182	$369,625	$(10,053)	$8,978	$1,865	$370,597

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2019	2018

Cash flows from operating activities:
Net income	$22,560	$7,574
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,031	6,836
Stock-based compensation expense	1,450	778
Deferred operating lease income	(26,360)	(11,781)
Non-cash interest income from sales-type leases	(2,282)	—
Amortization of real estate-related intangibles, net	1,843	1,709
Loss on early extinguishment of debt	2,011	—
(Earnings) losses from equity method investments	759	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,654	1,124
Non-cash management fees	4,971	2,723
Other operating activities	1,065	770
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	476	(1,265)
Changes in accounts payable, accrued expenses and other liabilities	(19,724)	2,348
Cash flows provided by (used in) operating activities	(4,546)	10,816
Cash flows from investing activities:
Acquisitions of real estate	(28,816)	(208,083)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(525,886)	—
Deposits on ground lease investments	(30,697)	(9,043)
Contributions to equity method investments	(22,169)	—
Other investing activities	(4,007)	377
Cash flows used in investing activities	(611,575)	(216,749)
Cash flows from financing activities:
Proceeds from issuance of common stock	264,600	—
Proceeds from debt obligations	435,989	64,000
Repayments of debt obligations	(297,500)	—
Payments for debt prepayment or extinguishment costs	(1,358)	—
Payments for deferred financing costs	(2,559)	(1,056)
Dividends paid to common shareholders	(10,314)	(8,192)
Payment of offering costs	(5,029)	(407)
Distributions to noncontrolling interests	(2,933)	(27)
Contributions from noncontrolling interests (refer to Note 11)	250,000	1,750
Other financing	(2,412)	—
Cash flows provided by (used in) financing activities	628,484	56,068
Changes in cash, cash equivalents and restricted cash	12,363	(149,865)
Cash, cash equivalents and restricted cash at beginning of period	24,425	169,870
Cash, cash equivalents and restricted cash at end of period	$36,788	$20,005
Supplemental disclosure of non-cash investing and financing activity:
Contribution from iStar Inc.	$—	$2,581
Origination of sales-type leases	10,194	—
Assumption of debt obligations	10,194	—
Investor unit conversion (refer to Note 11)	250,000	—
Dividends declared to common shareholders	6,322	2,735
Accrued finance costs	561	165
Offering costs	114	(1,336)

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

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of underlying property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 5.0x, and for this purpose the Company uses estimates of the stabilized underlying property net operating income if it doesn't receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement (refer to Note 13). The Company has no employees, as the Manager provides all services to it. The Company draws on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

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

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of September 30, 2019, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2019, the total assets of these consolidated VIEs were $57.4 million and total liabilities were $29.5 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2019.
Note 3—Summary of Significant Accounting Policies

The following paragraphs describe the impact on the Company's consolidated financial statements from the adoption of Accounting Standards Updates ("ASUs") on January 1, 2019.

ASU 2016-02 and ASU 2018-11—ASU 2016-02, Leases ("ASU 2016-02") resulted in the Company, as lessor, recognizing certain of its Ground Leases as sales-type leases and recording the Ground Lease as "Net investment in leases" on the Company's consolidated balance sheets (refer to Note 5). For the Company's Ground Leases which qualify as sales-type leases, the Company records interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations. The amount recorded as interest income from sales-type leases in any given period will likely be different than the straight-line ground lease income that would have been recorded under the superseded guidance.

ASU 2016-02 also required the recognition of lease assets and lease liabilities by the Company as lessee for those leases classified as operating or finance leases, both measured at the present value of the lease payments (refer to Note 7). As of December 31, 2018, the Company was party to a Ground Lease and obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's tenant at the property pays this expense directly under the terms of a master lease. As lessee under the Ground Lease, the Company recognizes a single lease cost, calculated on a straight-line basis, in "Real estate expense" and an offsetting amount in "Other income" in the Company's consolidated statements of operations. In addition, the Company reclassified a below-market lease asset acquired as part of a business combination from "Real estate-related intangible assets, net" (refer to note 4) to "Deferred expenses and other assets, net" (refer to Note 7) on the Company's consolidated balance sheets.

Management elected the practical expedient package that allowed the Company: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019.

ASU 2018-11, Leases amended ASU 2016-02 so that: (i) entities could elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption with a cumulative effect adjustment to equity; and (ii) provided lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management elected both of these provisions.

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
Significant Accounting Policies

Net Investment in Sales-type Leases and Ground Lease Receivables—Net investment in sales-type leases and Ground Lease receivables are recognized when the Company's Ground Leases qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. When the Company acquires land and enters into a Ground Lease directly with the seller that qualifies as a sales-type lease, the lease does not qualify as a sale leaseback transaction and the lease is considered a financing receivable and is recognized in accordance with ASC 310 and included in "Ground Lease receivables" on the Company's consolidated balance sheets (refer to Note 5). The Company's Ground Lease receivables are held-for-investment and are carried at amortized cost. The Company considers a Ground Lease receivable to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the Ground Lease.

Interest Income from Sales-type Leases—Interest income from sales-type leases is recognized under the effective interest method. The effective interest method produces a constant yield on the net investment in the sales-type lease and Ground Lease receivable over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in "Interest income from sales-type leases" in the Company's consolidated statements of operations in the period earned. A Ground Lease receivable is placed on non-accrual status if and when the Company considers the Ground Lease receivable impaired.

Equity Investments in Ground Leases—Equity investments in Ground Leases are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has a 54.8% equity interest in a venture (refer to Note 6) and has shared voting power with its partner. The Company determined the entity to be a voting interest entity and its equity interest is accounted for pursuant to the equity method of accounting. The Company's periodic share of earnings and losses in equity method investees are included in "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations. Equity investments are included in "Equity investments in Ground Leases" on the Company's consolidated balance sheets.

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in sales-type leases; Ground Lease receivables; restricted cash; deferred operating lease income receivable; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of September 30, 2019 and December 31, 2018 was approximately $705.1 million and $537.8 million, respectively, and falls within Level 3 of the fair value hierarchy.

Restricted Cash— The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$13,539	$16,418	$19,248	$168,214
Restricted cash(1)	23,249	8,007	757	1,656
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$36,788	$24,425	$20,005	$169,870
_______________________________________________________________________________

(1)	Restricted cash primarily includes cash balances required to be maintained under certain of the Company's derivative transactions.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Land and land improvements, at cost	$494,670	$477,527
Buildings and improvements, at cost	193,232	192,396
Less: accumulated depreciation	(14,779)	(10,257)
Total real estate, net	$673,123	$659,666
Real estate-related intangible assets, net	244,503	262,531
Total real estate, net and real estate-related intangible assets, net	$917,626	$922,197

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$203,288	$(5,358)	$197,930
In-place lease assets, net(2)	53,626	(7,790)	45,836
Other intangible assets, net	750	(13)	737
Total	$257,664	$(13,161)	$244,503

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$193,249	$(3,040)	$190,209
In-place lease assets, net(2)	52,071	(5,288)	46,783
Below-market lease asset, net(3)	26,484	(1,688)	24,796
Other intangible assets, net	750	(7)	743
Total	$272,554	$(10,023)	$262,531
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$787	$598
In-place lease assets (decrease to income)	Depreciation and amortization	836	788
Below-market lease asset (decrease to income)	Real estate expense	—	247
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$2,318	$1,428
In-place lease assets (decrease to income)	Depreciation and amortization	2,503	2,331
Below-market lease asset (decrease to income)	Real estate expense	—	741
Other intangible assets (decrease to income)	Operating lease income	6	5

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2019 (remaining three months)	$1,668
2020	6,672
2021	6,672
2022	6,672
2023	6,672
_______________________________________________________________________________

(1)	As of September 30, 2019, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 80 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of September 30, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,521)	$57,494

	As of December 31, 2018
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$58,660	$(1,040)	$57,620
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

The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$161	$155

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$481	$465

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2019, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2019 (remaining three months)	$1,339	$4,375	$527	$2,630	$89	$8,960
2020	5,357	17,708	2,117	10,519	356	36,057
2021	5,357	18,037	2,155	10,519	356	36,424
2022	5,357	18,384	2,185	10,519	356	36,801
2023	5,357	18,833	2,213	10,519	281	37,203

Note 5—Net Investment in Sales-type Leases and Ground Lease Receivables
On January 1, 2019, the Company adopted ASU 2016-02 and ASU 2018-11. As a result of the adoption of ASU 2016-02, the Company, as lessor, classifies certain Ground Leases entered into or acquired subsequent to December 31, 2018 as sales-type leases and records the leases within "Net investment in sales-type leases" on the Company's consolidated balance sheets and records interest income in "Interest income from sales-type leases" in the Company's consolidated statements of operations (refer to Note 3). In addition, during the nine months ended September 30, 2019, the Company entered into transactions whereby it acquired land and entered into Ground Leases directly with the seller. The Ground Leases qualified as sales-type leases and, as such, did not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 and are included in "Ground Lease receivables" on the Company's consolidated balance sheets (refer to Note 3). The Company records interest income from Ground Lease receivables in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2019 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Beginning balance(1)	$—	$—	$—
Origination/acquisition(2)	463,251	73,094	536,345
Accretion (amortization)	2,038	244	2,282
Ending balance	$465,289	$73,338	$538,627
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

(2)
The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement. As of September 30, 2019, the weighted average remaining life of the Company's two Ground Lease receivables was 98.8 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2019, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps with Percentage Rent	Total
2019 (remaining three months)	$3,788	$133	$3,921
2020	15,875	532	16,407
2021	16,219	532	16,751
2022	16,838	537	17,375
2023	17,098	586	17,684
Thereafter	5,291,255	102,420	5,393,675
Total undiscounted cash flows	5,361,073	104,740	5,465,813
Unguaranteed estimated residual value			463,251
Present value discount			(5,463,775)
Net investment in sales-type leases as of September 30, 2019			$465,289

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Three Months Ended September 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$2,160	$506	$2,666
Non-cash	1,122	244	1,366
Total interest income from sales-type leases	$3,282	$750	$4,032

Nine Months Ended September 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$4,046	$506	$4,552
Non-cash	2,038	244	2,282
Total interest income from sales-type leases	$6,084	$750	$6,834

Note 6—Equity Investments in Ground Leases
In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The Company has a 54.8% noncontrolling equity interest in the new venture. During the three and nine months ended September 30, 2019, the Company recorded $0.8 million in losses from the venture resulting from costs attributable to transaction structuring activities. As of September 30, 2019 the Company's investment in the venture was $21.4 million.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Operating lease right-of-use asset(1)	$29,935	$—
Purchase deposits	32,497	1,800
Deferred finance costs, net(2)	1,659	2,295
Other assets(3)	8,335	2,416
Leasing costs, net	475	481
Interest rate hedge assets	312	2,991
Deferred expenses and other assets, net	$73,213	$9,983

_______________________________________________________________________________

(1)
Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations (refer to Note 3). For the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, in "Real estate expense" and $0.1 million and $0.3 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%. Effective with the adoption of ASU 2016-02 on January 1, 2019, the Company reclassified $24.8 million relating to a below-market lease asset acquired as part of a business combination (refer to Note 4) from "Real estate-related intangible assets, net" to "Deferred expenses and other assets, net" on the Company's consolidated balance sheets.

(2)	Accumulated amortization of deferred finance costs was $2.9 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively.

(3)
For the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $4.1 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Interest rate hedge liabilities	$20,096	$10,092
Operating lease liability	5,881	—
Dividends declared and payable	6,322	2,741
Other liabilities(1)	3,087	1,788
Accrued expenses(2)	2,409	3,596
Interest payable	3,260	1,663
Management fee payable	1,920	920
Accounts payable, accrued expenses and other liabilities	$42,975	$20,800
_______________________________________________________________________________

(1)
As of September 30, 2019 and December 31, 2018, other liabilities includes $0.6 million and $0.4 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

(2)	As of September 30, 2019 and December 31, 2018, accrued expenses primarily includes accrued legal and audit expenses, accrued property expenses and deferred finance costs.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	September 30, 2019	December 31, 2018
Secured credit financing:
Mortgages	$652,393	$377,193	4.03%	April 2027 to August 2069
2017 Revolver	50,000	169,500	One-Month LIBOR plus 1.35%	June 2022
Total secured credit financing	702,393	546,693
Total debt obligations	702,393	546,693
Debt premium, discount and deferred financing costs, net	(10,826)	(2,728)
Total debt obligations, net	$691,567	$543,965
_______________________________________________________________________________

(1)
Represents the weighted average interest rate and excludes the effect of debt premium, discount and deferred financing costs. As of September 30, 2019, the weighted average cash interest rate for the Company's mortgages was 3.43%.

(2)	Represents the extended maturity date for all debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of September 30, 2019, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 4.03% and mature from April 2027 to August 2069. In July 2019, the Company refinanced two mortgages on existing Ground Leases and incurred $2.0 million in losses on early extinguishment of debt.
2017 Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "2017 Revolver") that has since been increased to $450.0 million. The 2017 Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $500.0 million. The 2017 Revolver has an initial maturity of June 2020 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.35%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The 2017 Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of September 30, 2019, there was $400.0 million of undrawn capacity on the 2017 Revolver and the Company had the ability to draw an additional $152.8 million without pledging any additional assets to the facility.
Debt Covenants—The Company is subject to financial covenants under the 2017 Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.45x; (iii) a consolidated tangible net worth of at least 75% of the Company's tangible net worth at the date of the 2017 Revolver plus 75% of future issuances of net equity; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the 2017 Revolver restricts the Company's ability to pay distributions to its shareholders. The Company will be permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the 2017 Revolver. In addition, the Company may make distributions to the extent necessary to maintain the Company's qualification as a REIT. The Company's other debt obligations contain no significant maintenance or ongoing financial covenants. As of September 30, 2019, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2019, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2019 (remaining three months)	$—
2020	—
2021	—
2022	50,000
2023	—
Thereafter(1)	652,393
Total principal maturities	702,393
Debt premium, discount and deferred financing costs, net	(10,826)
Total debt obligations, net	$691,567
______________________________________________________________________________

(1)	As of September 30, 2019, the Company's weighted average maturity for its mortgages was 22.9 years.
Note 9—Commitments and Contingencies

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

Note 10—Risk Management and Derivatives
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the nine months ended September 30, 2019, the Company’s two largest tenants accounted for approximately 19.0% and 17.8%, respectively, of the Company’s revenues.

The gross carrying value of five hotels leased by the Company under a master lease guaranteed by Park Intermediate Holdings LLC represented 13.5% of the Company’s total assets as of September 30, 2019. Park Intermediate Holdings LLC is a subsidiary of Park Hotels & Resorts Inc., which is a public reporting company. According to Park Hotels & Resorts Inc.’s public Securities and Exchange Commission filings, Park Hotels & Resorts Inc. conducts substantially all of its business and holds substantially all of its assets through Park Intermediate Holdings LLC. For detailed financial information regarding Park Hotels & Resorts Inc., please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The table below presents the Company's derivatives as well as their classification on the Company's consolidated balance sheets as of September 30, 2019 and December 31, 2018 ($ in thousands):(1)

	September 30, 2019	December 31, 2018

Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$307	$2,987	Deferred expenses and other assets, net
Interest rate cap(3)	—	4	Deferred expenses and other assets, net
	$307	$2,991
Liabilities
Interest rate swaps	$20,096	$10,092	Accounts payable, accrued expenses and other liabilities
	$20,096	$10,092
____________________________________________________________________________

(1)
For the three months ended September 30, 2019 and 2018, the Company recorded $(9.1) million and $3.0 million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss). For the nine months ended September 30, 2019 and 2018, the Company recorded $(32.4) million and $9.0 million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $1.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

(3)	This derivative is not designated in a hedging relationship.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of September 30, 2019 and December 31, 2018, the Company posted cash collateral of $21.8 million and $8.0 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2019
Interest rate swaps	Interest expense	$(9,132)	$(189)

For the Three Months Ended September 30, 2018
Interest rate swaps	Interest expense	$2,954	$77

For the Nine Months Ended September 30, 2019
Interest rate swaps	Interest expense	$(32,362)	$46

For the Nine Months Ended September 30, 2018
Interest rate swaps	Interest expense	$8,956	$99

	Location of Gain or (Loss) When Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended September 30, 2019
Interest rate cap	Interest expense	$—

For the Three Months Ended September 30, 2018
Interest rate cap	Interest expense	$(1)

For the Nine Months Ended September 30, 2019
Interest rate cap	Interest expense	$—

For the Nine Months Ended September 30, 2018
Interest rate cap	Interest expense	$9

Note 11—Equity

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

On August 12, 2019, the Company sold 3,450,000 shares of its common stock in a public offering for gross proceeds of $96.6 million. Concurrently with the public offering, the Company sold $168.0 million in shares, or 6,000,000 shares, of its common stock to iStar in a private placement. The Company incurred approximately $4.4 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital.

Through September 30, 2019, iStar purchased 3.3 million shares of the Company's common stock for $68.6 million, for an average cost of $21.07 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. In addition, iStar purchased an additional 133,524 shares of the Company's common stock in private and open market transactions for $2.2 million, for an average cost of $16.39 per share. As of September 30, 2019, iStar owned 67.1% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price ranging from $25.00 to $35.00. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. If one or more stock price hurdles are not achieved in three years, the portion of the awards attributable to those hurdles automatically terminate. As of September 30, 2019, three stock price hurdles ($25.00, $27.50 and $30.00) were achieved, resulting in 50% of each outstanding award becoming vested; provided, however, that 75% of such awards remain subject to forfeiture based on continuing service conditions. Awards with an aggregate fair value of $1.5 million are available to be granted under this plan, of which $1.4 million was granted to the Company's independent directors and employees of the Manager in 2018, which will be recognized over a period of four years. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, in expense from the equity plan and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of September 30, 2019, there was $0.4 million of total unrecognized compensation cost related to the unvested restricted stock units. As of September 30, 2019, an aggregate of 762,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company's derivative transactions.

Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2019, the Company declared cash dividends on its common stock of $13.9 million, or $0.462 per share. In addition, during the nine months ended September 30, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit. During the nine months ended September 30, 2018, the Company declared cash dividends on its common stock of $8.2 million, or $0.45 per share.
Note 12—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,481	$2,069	$22,560	$7,574
Net income allocable to noncontrolling interests	(49)	(60)	(5,986)	(142)
Net income allocable to Safehold Inc. common shareholders for basic earnings per common share	$5,432	$2,009	$16,574	$7,432

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income allocable to Safehold Inc. common shareholders - basic	$5,432	$2,009	$16,574	$7,432
Net income allocable to Safehold Inc. common shareholders - diluted	$5,432	$2,009	$16,574	$7,432

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	36,111	18,230	26,748	18,204
Weighted average common shares outstanding for diluted earnings per common share(1)	36,111	18,230	26,748	18,204

Basic and diluted earnings per common share:
Net income allocable to Safehold Inc. common shareholders - basic	$0.15	$0.11	$0.62	$0.41
Net income allocable to Safehold Inc. common shareholders - diluted	$0.15	$0.11	$0.62	$0.41

_______________________________________________________________________________

(1)	During the nine months ended September 30, 2019, 5,860,806 of Investor Units (refer to Note 11) were anti-dilutive.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 13—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of June 30, 2019, iStar had total assets of approximately $4.8 billion and 157 employees.

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

For the three months ended September 30, 2019 and 2018, the Company recorded $1.9 million and $0.9 million, respectively, in management fees to the Manager. For the nine months ended September 30, 2019 and 2018, the Company recorded $5.0 million and $2.7 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement.

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

For the three months ended September 30, 2019 and 2018, the Company was allocated $0.5 million and $0.4 million, respectively, in expenses from the Manager. For the nine months ended September 30, 2019 and 2018, the Company was allocated

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

$1.6 million and $1.1 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.
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

In August 2019, the Company and iStar closed on the acquisition of a 310,000 square foot Class-A office building located in Austin, TX. iStar acquired the leasehold interest and the Company simultaneously acquired the fee interest and entered into a new 99-year Ground Lease with iStar.

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

In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease in Atlanta, GA and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee will construct a 185-space parking deck adjacent to the building scheduled to be completed in 2019, which will be engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar committed to provide a $24.0 million construction loan to the ground lessee for the renovation of the property. The loan was repaid in August 2019.

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

The table below shows the current estimated unrealized capital appreciation in our owned residual portfolio as of September 30, 2019 and December 31, 2018 ($ in millions):(1)

	September 30, 2019	December 31, 2018
Combined Property Value(2)	$4,357	$2,757
Ground Lease Cost(2)	1,531	948
Unrealized Capital Appreciation in Our Owned Residual Portfolio	2,826	1,809
_______________________________________________________________________________

(1)
Please review our Current Report on Form 8-K filed on October 24, 2019 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of Unrealized Capital Appreciation in Our Owned Residual Portfolio. See "Risk Factors" in our Annual Report on Form 10-K for a discussion of certain tenant rights that may limit our ability to realize value from the unrealized capital appreciation, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See also Item 1A. herein Risk Factors - "There can be no assurance that we will realize any incremental value from the "Unrealized Capital Appreciation in Our Owned Residual Portfolio" or that the market price of our common stock will reflect any value attributable thereto" and "The tenants under many of our Ground Leases have certain preemptive rights should we decide to sell the properties."

(2)
Combined Property Value includes $416.0 million and $254.9 million related to transactions with remaining unfunded commitments as of September 30, 2019 and December 31, 2018, respectively. Ground Lease Cost includes $83.4 million and $64.0 million of unfunded commitments as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our gross book value as a percentage of combined property value was 36%.

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

We have a diverse portfolio of properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of 38 Ground Leases and one master lease (covering five properties) that provide for contractual periodic rental escalations or percentage rent participations in gross revenues generated at the relevant properties.

The following table presents our Ground Lease originations/acquisitions since inception ($ in millions):

Period	Funded(1)	Originated(1)
Prior to IPO	$340	$340
Period from June 27, 2017 to December 31, 2017	158	192
Year Ended December 31, 2018(1)	385	415
Nine Months Ended September 30, 2019(2)	565	584
Total since inception	$1,448	$1,531
_______________________________________________________________________________

(1)	Amounts shown are net of noncontrolling interests.

(2)	Funded includes $10.2 million from the origination of a sales-type lease funded through the assumption of a mortgage.

Our Portfolio

We have a portfolio of properties that are diversified by region and property type. Our portfolio is comprised of 38 Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage (which was 4.2x as of September 30, 2019).

Below is an overview of our portfolio as of September 30, 2019:

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure
Hollywood Blvd - North	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked
Onyx on First	Multi-family	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments
The Buckler Apartments	Multi-family	Milwaukee, WI	2112 / 2112	Fixed
Promenade Crossing	Multi-family	Orlando, FL	2117 / 2117	Fixed with Inflation Adjustments
Novel Music Row	Multi-family	Nashville, TN	2117 / 2117	Fixed with Inflation Adjustments
515 22nd Street	Multi-family(1)	Washington, DC	2118 / 2118	Fixed with Inflation Adjustments
West Vue	Multi-family	Orlando, FL	2118 / 2118	Fixed with Inflation Adjustments
The Kiley	Multi-family	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments
20 Hawley	Multi-family	Binghamton, NY	2118 / 2118	Fixed with Inflation Adjustments
Sterling 920	Multi-family	Tempe, AZ	2118 / 2118	Fixed with Inflation Adjustments
Grandmarc	Multi-family	Riverside, CA	2051 / 2061	Fixed with Inflation Adjustments
3333 LifeHope	Office	Atlanta, GA	2116 / 2176	Fixed
Northside Forsyth Medical Center	Office	Atlanta, GA	2115 / 2175	Fixed with Inflation Adjustments
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments
One Ally Center	Office	Detroit, MI	2114 / 2174	Fixed with Inflation Adjustments
NASA/JPSS Headquarters	Office	Washington, DC	2075 / 2105	Fixed
Pershing Point	Office	Atlanta, GA	2117 / 2124	Fixed with Inflation Adjustments
Regency Lakeview	Office	Raleigh-Durham, NC	2117 / 2122	Fixed with Inflation Adjustments
Glenridge Point	Office	Atlanta, GA	2117 / 2117	Fixed with Inflation Adjustments
Balboa Executive Center	Office	San Diego, CA	2117 / 2117	Fixed with Inflation Adjustments
The Jefferson	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments
The Madison	Office	Phoenix, AZ	2117 / 2117	Fixed with Inflation Adjustments
Parkwood Place	Office	Plano, TX	2118 / 2118	Fixed with Inflation Adjustments
Duke Bridges III	Office	Frisco, TX	2118 / 2118	Fixed with Inflation Adjustments
Valley Forge Park Place	Office	King of Prussia, PA	2118 / 2118	Fixed with Inflation Adjustments
570 Washington Blvd.	Office	Jersey City, NJ	2117 / 2117	Fixed with Inflation Adjustments
BankNote	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments
Hyatt Centric	Hotel	Washington, DC	2035 / 2075	% Rent
Doubletree Seattle Airport(2)(3)	Hotel	Seattle, WA	2025 / 2035	% Rent
Hilton Salt Lake(2)	Hotel	Salt Lake City, UT	2025 / 2035	% Rent
Doubletree Mission Valley(2)	Hotel	San Diego, CA	2025 / 2035	% Rent
Doubletree Durango(2)	Hotel	Durango, CO	2025 / 2035	% Rent
Doubletree Sonoma(2)	Hotel	San Francisco, CA	2025 / 2035	% Rent
Dallas Market Center - Sheraton Suites	Hotel	Dallas, TX	2114 / 2114	Fixed
Dallas Market Center - Marriott Courtyard	Hotel	Dallas, TX	2026 / 2066	% Rent
Valencia	Hotel	San Antonio, TX	2101/ 2101	Fixed with % Rent
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments
Lock Up Self Storage Facility	Industrial	Minneapolis, MN	2037 / 2037	Fixed
Miami Airport I	Industrial	Miami, FL	2117 / 2117	Fixed with Inflation Adjustments
Miami Airport II	Industrial	Miami, FL	2117 / 2117	Fixed with Inflation Adjustments
PDX	Industrial	Portland, OR	2055 / 2055	Inflation-Linked
Weighted average lease term remaining			79 / 86
_______________________________________________________________________________

(1)	Property is currently being converted into a multi-family property.

(2)	Property is part of the Park Hotels Portfolio and is subject to a single master lease.

(3)
A majority of the land underlying this property is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following charts show certain statistics of our portfolio as of September 30, 2019, excluding unfunded commitments:

Unfunded Commitments and Pending Acquisitions

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
As of September 30, 2019, we had entered into definitive agreements to acquire or originate $918.8 million of Ground Leases that remain pending, subject to the satisfaction of closing conditions, including our proportionate share ($338.8 million) of the purchase price for the Ground Lease at 425 Park Avenue in New York City. We currently expect these transactions to close in the fourth quarter of 2019, but there can be no assurance that any of these transactions will be completed.
Results of Operations for the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,

	2019	2018	$ Change

	(in thousands)
Operating lease income	$17,132	$11,567	$5,565
Interest income from sales-type leases	4,032	—	4,032
Other income	1,146	77	1,069
Total revenue	22,310	11,644	10,666
Interest expense	7,708	3,747	3,961
Real estate expense	625	456	169
Depreciation and amortization	2,345	2,290	55
General and administrative	3,096	2,779	317
Other expense	285	303	(18)
Total costs and expenses	14,059	9,575	4,484
Loss on early extinguishment of debt	(2,011)	—	(2,011)
Earnings (losses) from equity method investments	(759)	—	(759)
Net income	$5,481	$2,069	$3,412

Operating lease income increased to $17.1 million during the three months ended September 30, 2019 from $11.6 million for the same period in 2018. The increase was primarily due to the origination of new Ground Leases.

Interest income from sales-type leases (refer to Note 3) was $4.0 million for the three months ended September 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our Ground Leases as sales-type leases. Under sales-type leases, we accrue interest income under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our Ground Leases that do not qualify as sales-type leases. We expect a majority of our newly originated Ground Leases will be classified as sales-type leases.
Other income for the three months ended September 30, 2019 consists primarily of $1.0 million of interest income earned on our cash balances. In addition, during the three months ended September 30, 2019, we also recorded $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3). Other income for the three months ended September 30, 2018 consists primarily of interest income earned on our cash balances.
During the three months ended September 30, 2019 and 2018, we incurred interest expense from our secured financings of $7.7 million and $3.7 million, respectively. The increase in 2019 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $0.6 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset in 2019 and a below market lease asset in 2018 at one of our hotel properties, and property appraisal fees and insurance expense in both periods. In addition, during the three months ended September 30, 2019, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).
Depreciation and amortization was $2.3 million during the three months ended September 30, 2019 and 2018 and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the three months ended September 30, 2019 and 2018 ($ in thousands):

	For the Three Months Ended September 30,
	2019	2018
Management fees	$1,920	$919
Public company and other costs	528	1,491
Expense reimbursements to the Manager	515	356
Stock-based compensation	133	13
Total general and administrative expenses	$3,096	$2,779

During the three months ended September 30, 2019, other expense consists primarily of investment pursuit costs and fees related to our derivative transactions. During the three months ended September 30, 2018, other expense consists primarily of investment pursuit costs.

During the three months ended September 30, 2019, loss on early extinguishment of debt resulted from the refinancing of two mortgages on existing Ground Leases.

During the three months ended September 30, 2019, losses from equity method investments resulted from costs attributable to transaction structuring activities for a venture that we entered into with an existing shareholder to acquire the existing ground lease at 425 Park Avenue in New York City (refer to Note 6).

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,

	2019	2018	$ Change

	(in thousands)
Operating lease income	$54,844	$32,708	$22,136
Interest income from sales-type leases	6,834	—	6,834
Other income	2,132	2,203	(71)
Total revenue	63,810	34,911	28,899
Interest expense	18,215	10,378	7,837
Real estate expense	2,082	1,208	874
Depreciation and amortization	7,031	6,836	195
General and administrative	10,552	8,103	2,449
Other expense	600	812	(212)
Total costs and expenses	38,480	27,337	11,143
Loss on early extinguishment of debt	(2,011)	—	(2,011)
Earnings (losses) from equity method investments	(759)	—	(759)
Net income	$22,560	$7,574	$14,986

Operating lease income increased to $54.8 million during the nine months ended September 30, 2019 from $32.7 million for the same period in 2018. The increase was primarily due to the origination of new Ground Leases.

Interest income from sales-type leases (refer to Note 3) was $6.8 million for the nine months ended September 30, 2019. On January 1, 2019, we adopted new accounting standards (refer to Note 3) and classify certain of our Ground Leases as sales-type leases. Under sales-type leases, we accrue interest income under the effective interest method as opposed to recognition of operating lease income under the straight-line rent method for our Ground Leases that do not qualify as sales-type leases. We expect a majority of our newly originated Ground Leases will be classified as sales-type leases.
Other income for the nine months ended September 30, 2019 consists primarily of $1.8 million of interest income earned on our cash balances. In addition, during the nine months ended September 30, 2019, we also recorded $0.3 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3). Other income for the nine months ended September 30, 2018 consists primarily of a $1.5 million termination fee received by us in connection with the termination of a purchase contract for the purchase of the leased fee interest in a property due to the exercise by another entity of a pre-existing pre-emptive right to acquire such property and $0.7 million of interest income earned on our cash balances.
During the nine months ended September 30, 2019 and 2018, we incurred interest expense from our secured financings of $18.2 million and $10.4 million, respectively. The increase in 2019 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $2.1 million and $1.2 million during the nine months ended September 30, 2019 and 2018, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset in 2019 and a below market lease asset in 2018 at one of our hotel properties, and property appraisal fees and insurance expense in both periods. The increase in 2019 was primarily the result of growth in our portfolio through the origination of new Ground Leases. In addition, during the nine months ended September 30, 2019, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease (refer to Note 3).
Depreciation and amortization was $7.0 million and $6.8 million during the nine months ended September 30, 2019 and 2018, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees (which our Manager waived during the first year of the management agreement), stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager (which our Manager waived during the first year of the management agreement). Although we paid no management fee or expense reimbursements to our Manager through June 30, 2018, GAAP requires us to record expenses and a non-cash capital contribution from iStar despite iStar not receiving any compensation or reimbursement for its services. The following table presents our general and administrative expenses for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Management fees(1)	$4,971	$2,722
Public company and other costs	2,544	3,469
Expense reimbursements to the Manager(1)	1,587	1,134
Stock-based compensation	1,450	778
Total general and administrative expenses	$10,552	$8,103
______________________________________________________

(1)	Waived through June 30, 2018.

During the nine months ended September 30, 2019, other expense consists primarily of investment pursuit costs, fees related to our derivative transactions and state and local taxes. During the nine months ended September 30, 2018, other expense consists primarily of costs related to an unsuccessful acquisition (but for which we received a $1.5 million termination fee), investment pursuit costs and fees related to our derivative transactions.

During the nine months ended September 30, 2019, loss on early extinguishment of debt resulted from the refinancing of two mortgages on existing Ground Leases.

During the nine months ended September 30, 2019, losses from equity method investments resulted from costs attributable to transaction structuring activities for a venture that we entered into with an existing shareholder to acquire the existing ground lease at 425 Park Avenue in New York City (refer to Note 6).

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

As of September 30, 2019, we had $13.5 million of unrestricted cash, $400.0 million of undrawn capacity and the ability to borrow an additional $152.8 million on our 2017 Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 8 for more information on our 2017 Revolver), without pledging any additional assets to the facility. We refer to this $166.3 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our 2017 Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11), proceeds from iStar's purchase of Investor Units in our Operating Partnership (refer to Note 11), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11) and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition of the initial portfolio from iStar, the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our future liquidity requirements to include debt service, distributions to our shareholders, working capital, acquisitions and originations of Ground Lease investments, including in respect of the unfunded commitments and pending acquisitions described above, and debt maturities. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our 2017 Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and certain other commitments as of September 30, 2019 (refer to Note 8 to the consolidated financial statements).

	Amounts Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years

	(in thousands)
Long-Term Debt Obligations:(1)
Mortgages	$652,393	$—	$—	$—	$316,193	$336,200
2017 Revolver	50,000	—	50,000	—	—	—
Total principal maturities	702,393	—	50,000	—	316,193	336,200
Interest Payable(2)	676,124	24,546	49,340	47,524	98,252	456,462
Purchase Commitments(3)	83,359	38,900	44,459	—	—	—
Total(4)(5)	$1,461,876	$63,446	$143,799	$47,524	$414,445	$792,662
_______________________________________________________________________________

(1)	Assumes the extended final maturity date for all debt obligations.

(2)	Variable-rate debt assumes one-month LIBOR of 2.02%. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 9 of the consolidated financial statements.

(4)
We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

(5)
The table above does not reflect the definitive agreements we have entered into in respect of the pending acquisitions described above under "Unfunded Commitments and Pending Acquisitions." These transactions remain subject to closing conditions, and there can be no assurance that any of them will close; however, assuming all closing conditions are satisfied, we currently expect the pending acquisitions to close prior to the end of 2019.

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

As of September 30, 2019, we had $652.4 million principal amount of fixed-rate debt outstanding and $50.0 million principal amount of floating-rate debt outstanding. In addition, as of September 30, 2019 we were party to derivative contracts to manage our interest rate risk.

The following table quantifies the potential changes in annual net income should interest rates increase or decrease by 10, 50 or 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 2.02% as of September 30, 2019. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$80
-50 Basis Points	40
-10 Basis Points	8
Base Interest Rate	—
+10 Basis Points	(8)
+ 50 Basis Points	(40)
+100 Basis Points	(80)

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer).
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer (performing the functions of principal financial officer), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive

Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2019, we issued 56,610 shares of our common stock to our Manager as payment for the management fee for the three months ended June 30, 2019. These shares were not registered under the Securities Act.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc. Registrant
Date:	October 24, 2019	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	October 24, 2019	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal financial officer)