Form 10-Q
period 2020-03-31
Safehold Inc.
filed 2020-04-23
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2020
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
As of April 21, 2020, there were 51,034,748 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$687,902	$687,902
Less: accumulated depreciation	(17,793)	(16,286)
Real estate, net	670,109	671,616
Real estate-related intangible assets, net	241,171	242,837
Total real estate, net and real estate-related intangible assets, net	911,280	914,453
Net investment in sales-type leases	1,028,980	984,598
Ground Lease receivables	422,217	397,087
Equity investments in Ground Leases	128,123	127,524
Cash and cash equivalents	257,739	22,704
Restricted cash	42,009	24,078
Deferred operating lease income receivable	67,082	58,303
Deferred expenses and other assets, net	42,197	37,814
Total assets	$2,899,627	$2,566,561
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$68,821	$43,008
Real estate-related intangible liabilities, net	57,172	57,333
Debt obligations, net	1,542,396	1,372,922
Total liabilities	1,668,389	1,473,263
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 51,035 and 47,782 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	510	478
Additional paid-in capital	1,283,643	1,132,603
Retained earnings (accumulated deficit)	7,236	(2,146)
Accumulated other comprehensive loss	(61,779)	(39,123)
Total Safehold Inc. shareholders' equity	1,229,610	1,091,812
Noncontrolling interests	1,628	1,486
Total equity	1,231,238	1,093,298
Total liabilities and equity	$2,899,627	$2,566,561
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,

	2020	2019

Revenues:
Operating lease income	$20,780	$20,516
Interest income from sales-type leases	18,901	922
Other income	484	382
Total revenues	40,165	21,820
Costs and expenses:
Interest expense	15,148	4,521
Real estate expense	798	812
Depreciation and amortization	2,348	2,343
General and administrative	5,253	2,982
Other expense	40	25
Total costs and expenses	23,587	10,683
Income from operations before other items	16,578	11,137
Earnings from equity method investments	818	—
Net income	17,396	11,137
Net income attributable to noncontrolling interests(1)	(49)	(4,518)
Net income attributable to Safehold Inc. common shareholders	$17,347	$6,619

Per common share data:
Net income
Basic	$0.36	$0.36
Diluted	$0.36	$0.36
Weighted average number of common shares:
Basic	48,228	18,296
Diluted	48,228	30,657
_______________________________________________________________________________

(1)	For the three months ended March 31, 2019, includes $4.5 million of income attributable to the Company's Manager relating to Investor Units it held in the Operating Partnership (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,

	2020	2019

Net income	$17,396	$11,137
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	344	(222)
Unrealized loss on derivatives	(23,000)	(11,062)
Other comprehensive loss	(22,656)	(11,284)
Comprehensive loss	(5,260)	(147)
Comprehensive (income) loss attributable to noncontrolling interests	(49)	57
Comprehensive loss attributable to Safehold Inc.	$(5,309)	$(90)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	17,347	—	49	17,396
Issuance of common stock, net / amortization	32	151,040	—	—	104	151,176
Dividends declared ($0.156 per share)	—	—	(7,965)	—	—	(7,965)
Change in accumulated other comprehensive income (loss)	—	—	—	(22,656)	—	(22,656)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance as of March 31, 2020	$510	$1,283,643	$7,236	$(61,779)	$1,628	$1,231,238

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	6,619	—	4,518	11,137
Issuance of common stock / amortization	—	935	—	—	84	1,019
Dividends declared ($0.15 per share)	—	—	(2,752)	—	—	(2,752)
Change in accumulated other comprehensive income	—	—	—	(6,709)	(4,575)	(11,284)
Contributions from noncontrolling interests net of costs	—	628	—	2,792	245,426	248,846
Distribution declared to noncontrolling interest	—	—	—	—	(1,875)	(1,875)
Distributions to noncontrolling interests	—	—	—	—	(1,039)	(1,039)
Balance as of March 31, 2019	$183	$372,093	$(4,619)	$(10,793)	$244,546	$601,410

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,

	2020	2019

Cash flows from operating activities:
Net income	$17,396	$11,137
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,348	2,343
Stock-based compensation expense	146	99
Deferred operating lease income	(8,779)	(8,800)
Non-cash interest income from sales-type leases	(6,884)	(299)
Amortization of real estate-related intangibles, net	667	608
Earnings from equity method investments	(818)	—
Distributions from operations of equity method investments	219	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	527	518
Non-cash management fees	2,858	1,512
Other operating activities	532	242
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(3,065)	(3,282)
Changes in accounts payable, accrued expenses and other liabilities	2,289	(7,342)
Cash flows provided by (used in) operating activities	7,436	(3,264)
Cash flows from investing activities:
Acquisitions of real estate	—	(3,239)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(43,758)	(118,385)
Fundings on Ground Lease receivables	(18,869)	—
Deposits on Ground Lease investments	1,150	1,300
Other investing activities	121	(250)
Cash flows used in investing activities	(61,356)	(120,574)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,086	—
Proceeds from debt obligations	303,800	52,000
Repayments of debt obligations	(130,000)	(169,500)
Payments for deferred financing costs	(4,836)	(471)
Dividends paid to common shareholders	(7,452)	(2,741)
Payment of offering costs	(1,527)	(761)
Distributions to noncontrolling interests	(11)	(1,039)
Contributions from noncontrolling interests (refer to Note 11)	—	250,000
Other financing activities	(3,174)	(3,600)
Cash flows provided by financing activities	306,886	123,888
Changes in cash, cash equivalents and restricted cash	252,966	50
Cash, cash equivalents and restricted cash at beginning of period	46,782	24,425
Cash, cash equivalents and restricted cash at end of period	$299,748	$24,475
Supplemental disclosure of non-cash investing and financing activity:
Origination of sales-type leases	$—	$10,194
Assumption of debt obligations	—	10,194
Dividends declared to common shareholders	7,965	2,752
Distribution declared to noncontrolling interest	—	1,875
Accrued finance costs	282	224
Accrued offering costs	197	—

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—Safehold Inc. (the "Company") operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 4.5x, and for this purpose the Company uses estimates of the stabilized property net operating income if it doesn't receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of March 31, 2020, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2020, the total assets of these consolidated VIEs were $59.7 million and total liabilities were $29.5 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2020.
Note 3—Summary of Significant Accounting Policies

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in sales-type leases; Ground Lease receivables; restricted cash; deferred operating lease income receivable; deferred expenses and other assets, net; and accounts payable, accrued expenses, and other liabilities approximated their fair values. The Company determined the fair value of its debt obligations, net as of March 31, 2020 and December 31, 2019 was approximately $1.5 billion and $1.4 billion, respectively, and is classified as Level 3 within the fair value hierarchy.

Restricted Cash— The following table provides a reconciliation of the cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets that total to the same amount as reported in the Company's consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$257,739	$22,704	$9,040	$16,418
Restricted cash(1)	42,009	24,078	15,435	8,007
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$299,748	$46,782	$24,475	$24,425
_______________________________________________________________________________

(1)	Restricted cash primarily includes cash balances required to be maintained under certain of the Company's derivative transactions.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
For the remainder of the Company's significant accounting policies, refer to the Company's 2019 Annual Report.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities such as the Company that qualify as smaller reporting companies, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Topic 848 ("ASU 2020-04") to provide entities optional expedients for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Company's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to dedesignate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective beginning March 12, 2020 upon issuance and remains effective through December 31, 2022. During the first quarter 2020, the Company elected to apply the hedge accounting expedients described above. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Land and land improvements, at cost	$494,670	$494,670
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(17,793)	(16,286)
Total real estate, net	$670,109	$671,616
Real estate-related intangible assets, net	241,171	242,837
Total real estate, net and real estate-related intangible assets, net	$911,280	$914,453

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2020
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$203,288	$(7,009)	$196,279
In-place lease assets, net(2)	53,626	(9,467)	44,159
Other intangible assets, net	750	(17)	733
Total	$257,664	$(16,493)	$241,171

	As of December 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$203,288	$(6,183)	$197,105
In-place lease assets, net(2)	53,626	(8,629)	44,997
Other intangible assets, net	750	(15)	735
Total	$257,664	$(14,827)	$242,837
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

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$826	$766
In-place lease assets (decrease to income)	Depreciation and amortization	838	834
Other intangible assets (decrease to income)	Operating lease income	2	2

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2020 (remaining nine months)	$4,998
2021	6,665
2022	6,665
2023	6,665
2024	6,665
_______________________________________________________________________________

(1)	As of March 31, 2020, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 80 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of March 31, 2020
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,843)	$57,172

	As of December 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,682)	$57,333
_______________________________________________________________________________

(1)
Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$161	$160

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2020, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2020 (remaining nine months)	$4,018	$13,307	$1,590	$7,889	$534	$27,338
2021	5,357	18,037	2,155	10,519	356	36,424
2022	5,357	18,384	2,185	10,519	356	36,801
2023	5,357	18,833	2,213	10,519	281	37,203
2024	5,357	19,192	2,248	10,519	51	37,367

Note 5—Net Investment in Sales-type Leases and Ground Lease Receivables
The Company classifies certain of its Ground Leases as sales-type leases and records the leases within "Net investment in sales-type leases" on the Company's consolidated balance sheets and records interest income in "Interest income from sales-type

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

leases" in the Company's consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases directly with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 and are included in "Ground Lease receivables" on the Company's consolidated balance sheets. The Company records interest income from Ground Lease receivables in "Interest income from sales-type leases" in the Company's consolidated statements of operations.

The Company's net investment in sales-type leases were comprised of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Total undiscounted cash flows	$11,574,717	$11,301,356
Unguaranteed estimated residual value	1,004,318	979,057
Present value discount	(11,550,055)	(11,295,815)
Net investment in sales-type leases	$1,028,980	$984,598

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Three Months Ended March 31, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition(1)	39,439	23,189	62,628
Accretion (amortization)	4,943	1,941	6,884
Ending balance(2)	$1,028,980	$422,217	$1,451,197

Three Months Ended March 31, 2019
Beginning balance	$—	$—	$—
Origination/acquisition(1)	128,239	—	128,239
Accretion (amortization)	299	—	299
Ending balance	$128,538	$—	$128,538
_______________________________________________________________________________

(1)
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

(2)
As of March 31, 2020, the Company's weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.6% and 5.4%, respectively. As of March 31, 2020, the weighted average remaining life of the Company's eight Ground Lease receivables was 102.1 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2020, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps with Percentage Rent	Total
2020 (remaining nine months)	$26,291	$399	$26,690
2021	35,602	532	36,134
2022	36,600	537	37,137
2023	37,697	586	38,283
2024	39,756	586	40,342
Thereafter	11,294,297	101,834	11,396,131
Total undiscounted cash flows	$11,470,243	$104,474	$11,574,717

During the three months ended March 31, 2020 and 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Three Months Ended March 31, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$8,690	$3,327	$12,017
Non-cash	4,943	1,941	6,884
Total interest income from sales-type leases	$13,633	$5,268	$18,901

Three Months Ended March 31, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$623	$—	$623
Non-cash	299	—	299
Total interest income from sales-type leases	$922	$—	$922

Note 6—Equity Investments in Ground Leases
In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of March 31, 2020 and December 31, 2019, the Company's investment in the venture was $128.1 million and $127.5 million, respectively. During the three months ended March 31, 2020, the Company recorded $0.8 million in earnings from equity method investments from the venture.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Operating lease right-of-use asset(1)	$29,382	$29,659
Other assets(2)	7,670	1,432
Deferred finance costs, net(3)	4,274	4,668
Leasing costs, net	471	473
Purchase deposits	400	1,575
Interest rate hedge assets	—	7
Deferred expenses and other assets, net	$42,197	$37,814

_______________________________________________________________________________

(1)
Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the Company recognized $0.4 million and $0.4 million, respectively, in "Real estate expense" and $0.1 million and $0.1 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%.

(2)
For the three months ended March 31, 2020 and 2019, the Company recognized $3.8 million and $3.7 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.

(3)	Accumulated amortization of deferred finance costs was $0.7 million and $0.3 million as of March 31, 2020 and December 31, 2019, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Interest rate hedge liabilities	$36,605	$13,672
Interest payable	8,736	5,801
Dividends declared and payable	7,985	7,472
Operating lease liability	5,822	5,852
Other liabilities(1)	5,128	4,975
Management fee payable	2,858	2,490
Accrued expenses(2)	1,687	2,746
Accounts payable, accrued expenses and other liabilities	$68,821	$43,008
_______________________________________________________________________________

(1)
As of March 31, 2020 and December 31, 2019, other liabilities includes $1.3 million and $0.6 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

(2)	As of March 31, 2020 and December 31, 2019, accrued expenses primarily includes accrued legal and audit expenses, accrued property expenses and deferred finance costs.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	March 31, 2020	December 31, 2019
Secured credit financing:
Mortgages	$1,382,943	$1,230,143	4.00%	April 2027 to November 2069
Revolver	187,000	166,000	One-Month LIBOR plus 1.30%	November 2024
Total secured credit financing(3)	1,569,943	1,396,143
Total debt obligations	1,569,943	1,396,143
Debt premium, discount and deferred financing costs, net	(27,547)	(23,221)
Total debt obligations, net	$1,542,396	$1,372,922
_______________________________________________________________________________

(1)
Represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of March 31, 2020, the weighted average cash interest rate for the Company's consolidated mortgage debt, based on interest rates in effect at that date, was 3.19%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company's consolidated balance sheets. As of March 31, 2020, the Company's combined weighted average interest rate and combined weighted average cash interest rate of the Company's consolidated mortgage debt and the mortgage debt of the Company's unconsolidated venture (applying the Company's percentage interest in the venture - refer to Note 6) were 3.96% and 3.08%, respectively.

(2)	Represents the extended maturity date for all debt obligations.

(3)
As of March 31, 2020 and December 31, 2019, $2.12 billion and $1.97 billion, respectively, of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company's debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of March 31, 2020, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 4.00% and have maturities between April 2027 and November 2069.
Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "Revolver") that has since been increased to $525.0 million. The Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $1.0 billion. The Revolver has an initial maturity of November 2022 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.30%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of March 31, 2020, there was $338.0 million of undrawn capacity on the Revolver and the Company had the ability to draw an additional $28.7 million without pledging any additional assets to the facility.
Debt Covenants—The Company is subject to financial covenants under the Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.40x; (iii) a consolidated tangible net worth of $632.8 million plus 75% of future issuances of net equity after September 30, 2019; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the Revolver previously restricted the Company's ability to pay distributions to its shareholders. Prior to November 2019, the Company was permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the Revolver. In November 2019, the Revolver was amended to eliminate the restrictions on the Company's ability to pay distributions to its shareholders so long as there is no event of default. In addition, the Company may make distributions without restriction as to amount so long as after giving effect to the dividend the Company remains in compliance with the financial covenants and no event of default has occurred and is continuing. The Company's mortgages contain no significant maintenance or ongoing financial covenants. As of March 31, 2020, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2020, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2020 (remaining nine months)	$—
2021	—
2022	—
2023	—
2024	187,000
Thereafter(1)	1,382,943
Total principal maturities	1,569,943
Debt premium, discount and deferred financing costs, net	(27,547)
Total debt obligations, net	$1,542,396
______________________________________________________________________________

(1)	As of March 31, 2020, the Company's weighted average maturity for its mortgages was 30.9 years.
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

In August 2018, the Company entered into an aggregate $30.0 million commitment to acquire land for $12.5 million and provide a $17.5 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in Washington, DC. The Company acquired the land in June 2019 and will fund the leasehold improvement allowance upon the completion of certain conditions. As of March 31, 2020, $14.2 million of the leasehold improvement allowance had been funded.
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
In June 2019, the Company acquired land for $8.1 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's development of a to-be-built multi-family community located outside of Orlando, FL. The Company committed to provide the Ground Lease tenant a $21.4 million leasehold improvement allowance that will be funded upon the completion of certain conditions. As of March 31, 2020, $6.8 million of the leasehold improvement allowance had been funded.
In February 2020, the Company entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of March 31, 2020, $3.5 million of this commitment had been funded and the Company will fund the remaining commitment upon the completion of certain conditions.
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

region, or have similar economic features, such that their ability to meet contractual obligations, including those to the Company, could be similarly affected by changes in economic conditions.

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the three months ended March 31, 2020, the Company’s two largest tenants by revenues accounted for approximately 15.5% and 10.1%, respectively, of the Company’s revenues.

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

The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 ($ in thousands):(1)

	March 31, 2020	December 31, 2019

Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$—	$7	Deferred expenses and other assets, net
	$—	$7
Liabilities
Interest rate swaps	$36,605	$13,672	Accounts payable, accrued expenses and other liabilities
	$36,605	$13,672
____________________________________________________________________________

(1)
For the three months ended March 31, 2020 and 2019, the Company recorded $(23.0) million and $(11.1) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).

(2)
The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $1.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of March 31, 2020 and December 31, 2019, the Company posted collateral of $38.0 million and $20.1 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2020 and 2019 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2020
Interest rate swaps	Interest expense	$(23,000)	$(344)

For the Three Months Ended March 31, 2019
Interest rate swaps	Interest expense	$(11,062)	$222

	Location of Gain or (Loss) When Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Three Months Ended March 31, 2020
Interest rate cap	Interest expense	$—

For the Three Months Ended March 31, 2019
Interest rate cap	Interest expense	$(4)

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

On March 20, 2020, the Company sold 1,495,000 shares of its common stock in a public offering for gross proceeds of $70.1 million. Concurrently with the public offering, the Company sold $80.0 million in shares, or 1,706,485 shares, of its common stock to iStar in a private placement. The Company incurred approximately $1.6 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital.

Through March 31, 2020, iStar purchased 3.9 million shares of the Company's common stock for $96.4 million, at an average cost of $24.95 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of March 31, 2020, iStar owned 65.4% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. As of March 31, 2020, all stock price hurdles were achieved. As a result, 25% of each outstanding award is now fully vested while the remaining 75% of each award will become vested upon satisfaction of continuing service conditions. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company's independent directors and employees of the Manager and will be recognized over a period of four years. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million and $0.1 million, respectively, in expense from CARET Units and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of March 31, 2020, there was $0.3 million of total unrecognized compensation cost related to the unvested restricted stock units. As of March 31, 2020, an aggregate of 762,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan. Stock-based compensation expense related to the 2017 Equity Incentive Plan is classified within "General and administrative" in the Company's consolidated statements of operations.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2020, the Company declared cash dividends on its common stock of $8.0 million, or $0.156 per share. During the three months ended March 31, 2019, the Company declared cash dividends on its common stock of $2.8 million, or $0.15 per share. In addition, during the three months ended March 31, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit.
Note 12—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$17,396	$11,137
Net income attributable to noncontrolling interests	(49)	(4,518)
Net income attributable to Safehold Inc. common shareholders for basic earnings per common share	$17,347	$6,619
Investor Units (refer to Note 11)	—	4,471
Net income attributable to Safehold Inc. common shareholders for diluted earnings per common share	$17,347	$11,090

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$17,347	$6,619
Investor Units (refer to Note 11)	—	4,471
Net income attributable to Safehold Inc. common shareholders - diluted	$17,347	$11,090

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	48,228	18,296
Investor Units (refer to Note 11)	—	12,361
Weighted average common shares outstanding for diluted earnings per common share(1)	48,228	30,657

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.36	$0.36
Net income attributable to Safehold Inc. common shareholders - diluted	$0.36	$0.36

Note 13—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of December 31, 2019, iStar had total assets of approximately $5.1 billion and 155 employees.

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

Incentive Fee	None
Term
Non-terminable through June 30, 2023, except for cause.
Automatic annual renewals thereafter, subject to non-renewal upon certain findings by the Company's independent directors and payment of termination fee.

Termination Fee	3x prior year's management fee

For the three months ended March 31, 2020 and 2019, the Company recorded $2.9 million and $1.5 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations.

Expense Reimbursements

The Company pays, or reimburses the Manager for, certain of the Company's operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

For the three months ended March 31, 2020 and 2019, the Company was allocated $1.3 million and $0.5 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations.
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

$10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions. In addition, iStar provided a $13.3 million loan to the ground lessee with an initial term of 21 months for the acquisition of the property.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safehold Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our Annual Report on Form 10-K and in this Form 10-Q, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Executive Overview

The coronavirus (COVID-19) outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. We and our Manager are focused on ensuring the health and safety of our personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary
Our financial results for the first quarter of 2020 were not adversely impacted by the COVID-19 crisis to a material degree. We received 100% of the Ground Lease rent due under our Ground Leases through the first quarter and in the month of April. This includes the payment of the annual percentage rent under the Park Hotels Portfolio in respect of 2019 hotel operating performance, which we received in full in April in the amount of $3.6 million. We cannot predict that we will continue to receive all rent owed to us when due in future periods. As of March 31, 2020, the percentage breakdown of the gross book value of our portfolio was 63% office, 19% hotels, 17% multi-family and 1% other. The crisis has hit the hotel sector, including the hotel properties in our portfolio, particularly hard. Excluding percentage rent, for the three months ended March 31, 2020 and the year ended December 31, 2019, approximately 14.3% and 15.0%, respectively, of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended 2019, percentage rents constituted approximately 4.6% of our total revenues. In 2021, we expect to experience a decline in percentage rent revenues in respect of 2020 hotel operating performance. Such decline in percentage rents, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.
In March 2020, we raised gross proceeds of $150 million through a public offering and concurrent private placement of shares of our common stock (refer to Note 11). Our liquidity position as of the date of this report included approximately $166 million of unrestricted cash, $525 million of undrawn capacity on our Revolver (refer to Note 8) and the ability to draw an additional $172 million without pledging any additional assets to the facility.
The COVID-19 crisis may adversely affect our new investment activity, primarily because equity and debt financing for real estate transactions, including leasehold loans, is constrained. In addition, the crisis has made it more difficult to execute transactions as people work from home and are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions may adversely affect our growth prospects while they persist. See the Risk Factors section of this 10-Q for additional discussion of certain potential risks to our business arising from the COVID 19 crisis.
Business Overview

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
Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We track the unrealized capital appreciation in the value of our owned residual portfolio over our basis ("UCA") because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the safety of our position in a tenant's capital structure; (2) the quality of the long-term cash flows generated by our portfolio rent that increases over time; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.
We believe that, similar to a loan to value metric, tracking changes in the value of our owned residual portfolio is useful as an indicator of the quality of our cash flows and the safety of our position in a tenant's capital structure, which, in turn, supports our objective to pay and grow dividends over time. Observing changes in our owned residual portfolio value also helps us monitor changes in the value of the real estate portfolio that reverts to us under the terms of the leases, either at the expiration or earlier termination of the lease. The value may be realized by us at the relevant time by entering into a new lease reflecting then current market terms and values, selling the building, selling the building with the land, or operating the building directly and leasing the spaces to tenants at prevailing market rates.
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
The table below shows the current estimated UCA in our owned residual portfolio as of March 31, 2020 and December 31, 2019 ($ in millions). The estimated UCA as of March 31, 2020 does not reflect the potential impact of the COVID-19 pandemic on our portfolio. See the Risk Factors section of this 10-Q for more information:(1)

	March 31, 2020	December 31, 2019
Combined Property Value(2)	$7,822	$7,538
Ground Lease Cost(2)	2,785	2,708
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,037	4,830
_______________________________________________________________________________

(1)
Please review our Current Report on Form 8-K filed on April 23, 2020 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors" in our Annual Report on Form 10-K for a discussion of certain tenant rights that may limit our ability to realize value from the UCA, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease.

(2)
Combined Property Value includes our 54.8% percentage interest in our unconsolidated venture and $527.9 million and $416.0 million related to transactions with remaining unfunded commitments as of March 31, 2020 and December 31, 2019, respectively. Ground Lease Cost includes our 54.8% percentage interest in our unconsolidated venture and $95.9 million and $81.3 million of unfunded commitments as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our gross book value as a percentage of combined property value was 37%.

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
Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease, including length of lease term, percentage rent participations, triple net terms and strong Ground Rent Coverage (which was 4.1x as of March 31, 2020).

Below is an overview of the top 10 assets in our portfolio as of March 31, 2020 (based on gross book value):(1)

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure	% of Gross Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	12.6%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	10.7%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	10.2%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	8.2%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	7.3%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	6.7%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	5.6%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.9%
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked	2.7%
One Ally Center	Office	Detroit, MI	2114 / 2174	Fixed with Inflation Adjustments	2.7%
_______________________________________________________________________________

(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.

(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6).

(3)
The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of March 31, 2020, excluding unfunded commitments:

Region	% of Gross Book Value
Northeast	47%
West	22
Mid Atlantic	13
Southwest	8
Southeast	7
Central	3

Property Type	% of Gross Book Value
Office	63%
Hotel	19
Multifamily	17
Other	1

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

In August 2018, we entered into an aggregate $30.0 million commitment to acquire land for $12.5 million and provide a $17.5 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in Washington, DC. We acquired the land in June 2019 and will fund the leasehold improvement allowance upon the completion of certain conditions. As of March 31, 2020, $14.2 million of the leasehold improvement allowance has been funded.
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
In June 2019, we acquired land for $8.1 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's development of a to-be-built multi-family community located outside of Orlando, FL. We committed to provide the Ground Lease tenant a $21.4 million leasehold improvement allowance that will be funded upon the completion of certain conditions. As of March 31, 2020, $6.8 million of the leasehold improvement allowance had been funded.
In February 2020, we entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of March 31, 2020, $3.5 million of this commitment was funded and we will fund the remaining commitment upon the completion of certain conditions.
Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,

	2020	2019	$ Change

	(in thousands)
Operating lease income	$20,780	$20,516	$264
Interest income from sales-type leases	18,901	922	17,979
Other income	484	382	102
Total revenue	40,165	21,820	18,345
Interest expense	15,148	4,521	10,627
Real estate expense	798	812	(14)
Depreciation and amortization	2,348	2,343	5
General and administrative	5,253	2,982	2,271
Other expense	40	25	15
Total costs and expenses	23,587	10,683	12,904
Earnings from equity method investments	818	—	818
Net income	$17,396	$11,137	$6,259

Operating lease income increased to $20.8 million during the three months ended March 31, 2020 from $20.5 million for the same period in 2019. The increase was primarily due to a full quarter of income in the first quarter 2020 for Ground Leases acquired and classified as operating leases during 2019.

Interest income from sales-type leases increased to $18.9 million for the three months ended March 31, 2020 from $0.9 million for the same period in 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases.
Other income for the three months ended March 31, 2020 and 2019 consists primarily of $0.2 million and $0.3 million, respectively, of interest income earned on our cash balances. In addition, during the three months ended March 31, 2020 and 2019, we also recorded $0.1 million and $0.1 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
During the three months ended March 31, 2020 and 2019, we incurred interest expense from our secured financings of $15.1 million and $4.5 million, respectively. The increase in 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
Real estate expense was $0.8 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property appraisal fees and insurance expense. In addition, during the three months ended March 31, 2020 and 2019, we also recorded $0.4 million and $0.4 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
Depreciation and amortization was $2.3 million and $2.3 million during the three months ended March 31, 2020 and 2019, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

General and administrative includes management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended March 31, 2020 and 2019 ($ in thousands):

	For the Three Months Ended March 31,
	2020	2019
Management fees	$2,858	$1,512
Public company and other costs	999	829
Expense reimbursements to the Manager	1,250	542
Stock-based compensation	146	99
Total general and administrative expenses	$5,253	$2,982

During the three months ended March 31, 2020, other expense consists primarily of state margins taxes. During the three months ended March 31, 2019, other expense consists primarily of investment pursuit costs, fees related to our derivative transactions and state margins taxes.

During the three months ended March 31, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing ground lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6).

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

As of the date of this report, we had approximately $166 million of unrestricted cash, $525 million of undrawn capacity and the ability to borrow an additional $172 million on our Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 8 for more information on our Revolver), without pledging any additional assets to the facility. We refer to this $338 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11) and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our future liquidity requirements to include debt service, distributions to our shareholders, working capital, acquisitions and originations of Ground Lease investments, including in respect of the unfunded commitments described above, debt maturities and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and certain other commitments as of March 31, 2020 (refer to Note 8 and Note 9 to the consolidated financial statements).

	Amounts Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years

	(in thousands)
Long-Term Debt Obligations:(1)
Mortgages	$1,382,943	$—	$—	$—	$316,193	$1,066,750
Revolver	187,000	—	—	187,000	—	—
Total principal maturities	1,569,943	—	—	187,000	316,193	1,066,750
Interest Payable(2)	1,922,107	49,272	100,014	100,869	213,326	1,458,626
Purchase Commitments(3)	95,905	51,902	44,003	—	—	—
Total(4)	$3,587,955	$101,174	$144,017	$287,869	$529,519	$2,525,376
_______________________________________________________________________________

(1)	Assumes the extended final maturity date for all debt obligations.

(2)	Variable-rate debt assumes one-month LIBOR of 0.99%. Interest payable does not include payments that may be required under our interest rate derivatives.

(3)	Refer to Note 9 of the consolidated financial statements.

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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2019 Annual Report on Form 10-K.

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

As of March 31, 2020, we had $1.4 billion principal amount of fixed-rate debt outstanding and $187.0 million principal amount of floating-rate debt outstanding. In addition, as of March 31, 2020 we were party to derivative contracts to manage our interest rate risk.

The following table quantifies the potential changes in annual net income should interest rates increase by 10, 50 or 100 basis points or decrease by 10 or 50 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.99% as of March 31, 2020. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-50 Basis Points	$725
-10 Basis Points	145
Base Interest Rate	—
+10 Basis Points	(145)
+ 50 Basis Points	(725)
+100 Basis Points	(1,450)

Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized a nd reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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

Item 1a.    Risk Factors
The current novel coronavirus, or COVID-19, pandemic or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our performance, financial condition, results of operations, stock price, cash flows and ability to pay distributions. Further, the pandemic has caused disruptions in the U.S. and global economies and financial markets and created widespread business continuity issues of an as yet unknown magnitude and duration.
  The COVID-19 pandemic outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
the reduced economic activity impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;

•
the hotel sector has been hit particularly hard by the pandemic. Excluding percentage rent, for the three months ended March 31, 2020 and the year ended December 31, 2019, approximately 14.3% and 15.0%, respectively, of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being.

•
in addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended 2019, percentage rents constituted approximately 4.6% of our total revenues. In 2021, we expect to experience a material decline in percentage rent revenues in respect of 2020 hotel operating performance;

•
deteriorations in our financial results and cash flows may cause us to be unable to satisfy financial covenants in our debt instruments, including our revolving credit facility, which contains financial covenants based on cash flow coverage. If we are unable to meet our covenants, our lenders may declare us to be in default and require us to repay outstanding borrowings;

•	potential negative impact on the health of our Manager's personnel, particularly if a significant number of them are impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to meet their obligations to us under our Ground Leases;

•	a deterioration in iStar's business performance and liquidity could adversely affect its ability to participate in future capital raising transactions that we may undertake;

•
a deterioration in our and our tenants' ability to operate in affected areas or delays in the supply of products or services to us and our tenants from vendors that are needed for our and our tenants' efficient operations; and

•	a deterioration in our Manager's ability to ensure business continuity during a disruption.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

The COVID-19 pandemic has resulted in a general decline in real estate transactions and may adversely affect our growth prospects in the near term, and possibly for an extended period, depending upon the duration of the pandemic and its effects on the economy generally and the real estate market more particularly.
The COVID-19 crisis may adversely affect our new investment activity, primarily because equity and debt financing for real estate transactions, including leasehold loans, is constrained. In addition, the crisis has made it more difficult to execute transactions as people work from home and are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions may adversely affect our growth prospects while they persist.
Our estimated UCA as of March 31, 2020 does not reflect the potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio and is based on current appraisals of only a portion of our assets. The unknown duration of the pandemic combined with very limited transaction activity make current real estate valuations uncertain. There can be no assurance that our estimated UCA will not decline in future periods, and any such decline could be material.
We track the estimated value of the UCA in our owned residual portfolio as an indicator of the quality of our cash flow and safety of our position in a tenant's capital structure and to enable us to monitor changes in the value of the owned residual portfolio over time. In accordance with our policies, we obtained third party appraisals of the Combined Property Portfolio of approximately one-third of the gross book value of our portfolio as of March 31, 2020. The rest of the portfolio was last appraised in the second through fourth quarters of 2019. The estimated UCA as of March 31, 2020 does not reflect the potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio. The unknown duration of the pandemic combined with very limited transaction activity make current real estate valuations uncertain. There can be no assurance that our estimated UCA will not decline in future periods, and any such decline could be material.
Our estimated Ground Rent Coverage as of March 31, 2020 does not reflect the effects of the COVID-19 pandemic on the estimated net operating income, or "NOI," of properties in transition or under development, and for other properties, may not reflect the full magnitude of the effects of the pandemic on property NOI. No assurance can be given regarding the accuracy of our estimate and it is possible that the actual Ground Rent Coverage of our portfolio may be lower than our estimates, now or in the future.
              Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date presented. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third party valuations where available, none of which has been adjusted to take into account any effects of the pandemic. With respect to other properties, the property NOI at March 31, 2020 may not be indicative of future periods that will reflect the full magnitude of the effects of the pandemic for the entire period. Given the uncertainty surrounding the duration of the pandemic and its effects, no assurance can be given regarding the accuracy of our estimated Ground Rent Coverage and it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

There were no other material changes from the risk factors previously disclosed in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended March 31, 2020.
In February 2020, we issued 51,477 shares of our common stock to our Manager as payment for the management fee for the three months ended December 31, 2019. These shares were not registered under the Securities Act.
The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended March 31, 2020. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans
January 1 to January 31	179,900	$44.52	N/A	N/A
February 1 to February 28	285,000	$52.50	N/A	N/A
March 1 to March 31	—	$—	N/A	N/A

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc. Registrant
Date:	April 23, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	April 23, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	April 23, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)