Form 10-Q
period 2020-06-30
Safehold Inc.
filed 2020-07-23
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
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
As of July 21, 2020, there were 51,109,914 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$707,381	$687,902
Less: accumulated depreciation	(19,300)	(16,286)
Real estate, net	688,081	671,616
Real estate-related intangible assets, net	240,845	242,837
Total real estate, net and real estate-related intangible assets, net	928,926	914,453
Net investment in sales-type leases	1,045,003	984,598
Ground Lease receivables	477,460	397,087
Equity investments in Ground Leases	128,736	127,524
Cash and cash equivalents	96,700	22,704
Restricted cash	42,373	24,078
Deferred operating lease income receivable	75,841	58,303
Deferred expenses and other assets, net	34,324	37,814
Total assets	$2,829,363	$2,566,561
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$73,825	$43,008
Real estate-related intangible liabilities, net	57,007	57,333
Debt obligations, net	1,460,114	1,372,922
Total liabilities	1,590,946	1,473,263
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 51,110 and 47,782 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	511	478
Additional paid-in capital	1,287,385	1,132,603
Retained earnings (accumulated deficit)	11,454	(2,146)
Accumulated other comprehensive loss	(62,744)	(39,123)
Total Safehold Inc. shareholders' equity	1,236,606	1,091,812
Noncontrolling interests	1,811	1,486
Total equity	1,238,417	1,093,298
Total liabilities and equity	$2,829,363	$2,566,561
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019

Revenues:
Operating lease income	$17,113	$17,196	$37,893	$37,712
Interest income from sales-type leases	19,831	1,880	38,732	2,802
Other income	409	604	893	986
Total revenues	37,353	19,680	77,518	41,500
Costs and expenses:
Interest expense	16,233	5,986	31,381	10,507
Real estate expense	536	645	1,335	1,457
Depreciation and amortization	2,355	2,343	4,702	4,686
General and administrative	6,369	4,474	11,622	7,456
Other expense	120	290	160	315
Total costs and expenses	25,613	13,738	49,200	24,421
Income from operations before other items	11,740	5,942	28,318	17,079
Earnings from equity method investments	822	—	1,640	—
Net income	12,562	5,942	29,958	17,079
Net income attributable to noncontrolling interests(1)	(48)	(1,419)	(97)	(5,937)
Net income attributable to Safehold Inc. common shareholders	$12,514	$4,523	$29,861	$11,142

Per common share data:
Net income
Basic	$0.24	$0.18	$0.60	$0.51
Diluted	$0.24	$0.18	$0.60	$0.51
Weighted average number of common shares:
Basic	51,084	25,640	49,656	22,001
Diluted	51,093	25,640	49,664	22,001
_______________________________________________________________________________
(1)For the three and six months ended June 30, 2019, includes $1.4 million and $5.8 million, respectively, of income attributable to the Company's Manager relating to Investor Units it held in the Operating Partnership (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019

Net income	$12,562	$5,942	$29,958	$17,079
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	469	(13)	813	(235)
Unrealized loss on derivatives	(1,434)	(12,168)	(24,434)	(23,230)
Other comprehensive loss	(965)	(12,181)	(23,621)	(23,465)
Comprehensive income (loss)	11,597	(6,239)	6,337	(6,386)
Comprehensive (income) loss attributable to noncontrolling interests	(48)	(2,336)	(97)	(2,279)
Comprehensive income (loss) attributable to Safehold Inc.	$11,549	$(8,575)	$6,240	$(8,665)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of March 31, 2020	$510	$1,283,643	$7,236	$(61,779)	$1,628	$1,231,238
Net income	—	—	12,514	—	48	12,562
Issuance of common stock, net / amortization	1	3,742	—	—	145	3,888
Dividends declared ($0.16224 per share)	—	—	(8,296)	—	—	(8,296)
Change in accumulated other comprehensive income (loss)	—	—	—	(965)	—	(965)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance as of June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417

Balance as of March 31, 2019	$183	$372,093	$(4,619)	$(10,793)	$244,546	$601,410
Net income	—	—	4,523	—	1,419	5,942
Issuance of common stock / amortization	1	2,640	—	—	90	2,731
Investor unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.156 per share)	—	—	(4,830)	—	—	(4,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(13,098)	917	(12,181)
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	29,861	—	97	29,958
Issuance of common stock, net / amortization	33	154,782	—	—	249	155,064
Dividends declared ($0.31824 per share)	—	—	(16,261)	—	—	(16,261)
Change in accumulated other comprehensive income (loss)	—	—	—	(23,621)	—	(23,621)
Distributions to noncontrolling interests	—	—	—	—	(21)	(21)
Balance as of June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	11,142	—	5,937	17,079
Issuance of common stock / amortization	1	3,575	—	—	174	3,750
Investor unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.306 per share)	—	—	(7,582)	—	—	(7,582)
Change in accumulated other comprehensive income (loss)	—	—	—	(19,807)	(3,658)	(23,465)
Contributions from noncontrolling interests net of costs	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,922)	(2,922)
Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,

	2020	2019

Cash flows from operating activities:
Net income	$29,958	$17,079
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,702	4,686
Stock-based compensation expense	1,366	1,318
Deferred operating lease income	(17,538)	(17,581)
Non-cash interest income from sales-type leases	(14,162)	(916)
Amortization of real estate-related intangibles, net	1,330	1,216
Earnings from equity method investments	(1,640)	—
Distributions from operations of equity method investments	427	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,097	1,084
Non-cash management fees	6,048	3,051
Other operating activities	1,064	628
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	612	722
Changes in accounts payable, accrued expenses and other liabilities	5,512	(12,709)
Cash flows provided by (used in) operating activities	18,776	(1,422)
Cash flows from investing activities:
Acquisitions of real estate	(20,276)	(6,809)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(83,424)	(149,018)
Fundings on Ground Lease receivables	(43,192)	—
Deposits on Ground Lease investments	1,550	(3,200)
Other investing activities	(361)	143
Cash flows used in investing activities	(145,703)	(158,884)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,086	—
Proceeds from debt obligations	409,600	218,625
Repayments of debt obligations	(317,000)	(226,500)
Payments for deferred financing costs	(6,140)	(1,631)
Dividends paid to common shareholders	(15,412)	(5,489)
Payment of offering costs	(1,919)	(761)
Distributions to noncontrolling interests	(21)	(2,922)
Contributions from noncontrolling interests (refer to Note 11)	—	250,000
Other financing activities	24	(1,962)
Cash flows provided by financing activities	219,218	229,360
Changes in cash, cash equivalents and restricted cash	92,291	69,054
Cash, cash equivalents and restricted cash at beginning of period	46,782	24,425
Cash, cash equivalents and restricted cash at end of period	$139,073	$93,479
Supplemental disclosure of non-cash investing and financing activity:
Origination of sales-type leases	$—	$10,194
Acquisition of real estate	551	—
Assumption of other liabilities/debt obligations	551	10,194
Investor unit conversion (refer to Note 11)	—	250,000
Dividends declared to common shareholders	8,296	4,834
Accrued finance costs	305	510

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

        Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of June 30, 2020, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated and combined financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
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
         Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2020, the total assets of these consolidated VIEs were $60.8 million and total liabilities were $29.6 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2020.

Note 3—Summary of Significant Accounting Policies

        Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in sales-type leases; Ground Lease receivables and restricted cash approximated their fair values. The Company determined the fair value of its debt obligations, net as of June 30, 2020 and December 31, 2019 was approximately $1.5 billion and $1.4 billion, respectively, and is classified as Level 3 within the fair value hierarchy.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Land and land improvements, at cost	$514,149	$494,670
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(19,300)	(16,286)
Total real estate, net	$688,081	$671,616
Real estate-related intangible assets, net	240,845	242,837
Total real estate, net and real estate-related intangible assets, net	$928,926	$914,453

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2020
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$203,774	$(7,835)	$195,939
In-place lease assets, net(2)	54,487	(10,313)	44,174
Other intangible assets, net	750	(18)	732
Total	$259,011	$(18,166)	$240,845

	As of December 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Above-market lease assets, net(1)	$203,288	$(6,183)	$197,105
In-place lease assets, net(2)	53,626	(8,629)	44,997
Other intangible assets, net	750	(15)	735
Total	$257,664	$(14,827)	$242,837
_______________________________________________________________________________
(1)Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$826	$766
In-place lease assets (decrease to income)	Depreciation and amortization	845	833
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$1,652	$1,532
In-place lease assets (decrease to income)	Depreciation and amortization	1,684	1,667
Other intangible assets (decrease to income)	Operating lease income	4	4

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2020 (remaining six months)	$3,391
2021	6,782
2022	6,782
2023	6,765
2024	6,717
_______________________________________________________________________________
(1)As of June 30, 2020, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 80.1 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of June 30, 2020
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(2,008)	$57,007

	As of December 31, 2019
	Gross Intangible	Accumulated Depreciation	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,682)	$57,333
_______________________________________________________________________________
(1)Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

        The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible liability	Location	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$164	$160

	Income Statement	For the Six Months Ended June 30,
Intangible liability	Location	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$326	$320

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2020, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2020 (remaining six months)	$2,678	$8,885	$1,064	$5,598	$178	$18,403
2021	5,357	18,037	2,155	11,195	356	37,100
2022	5,357	18,384	2,185	11,195	356	37,477
2023	5,357	18,833	2,213	11,195	281	37,879
2024	5,357	19,192	2,248	11,195	51	38,043
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's net investment in sales-type leases were comprised of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Total undiscounted cash flows	$11,651,668	$11,301,356
Unguaranteed estimated residual value	1,004,318	979,057
Present value discount	(11,610,983)	(11,295,815)
Net investment in sales-type leases	$1,045,003	$984,598

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Six Months Ended June 30, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	50,262	76,354	126,616
Accretion (amortization)	10,143	4,019	14,162
Ending balance(2)	$1,045,003	$477,460	$1,522,463

Six Months Ended June 30, 2019
Beginning balance	$—	$—	$—
Origination/acquisition/fundings(1)	158,931	—	158,931
Accretion (amortization)	916	—	916
Ending balance	$159,847	$—	$159,847
_______________________________________________________________________________
(1)The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement.
(2)As of June 30, 2020, the Company's weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.6% and 5.5%, respectively. As of June 30, 2020, the weighted average remaining life of the Company's ten Ground Lease receivables was 101.5 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2020, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps with Percentage Rent	Total
2020 (remaining six months)	$17,697	$266	$17,963
2021	35,886	532	36,418
2022	36,890	537	37,427
2023	37,993	586	38,579
2024	40,058	586	40,644
Thereafter	11,378,803	101,834	11,480,637
Total undiscounted cash flows	$11,547,327	$104,341	$11,651,668

During the three and six months ended June 30, 2020 and 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Three Months Ended June 30, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$8,868	$3,685	$12,553
Non-cash	5,200	2,078	7,278
Total interest income from sales-type leases	$14,068	$5,763	$19,831

Three Months Ended June 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$1,263	$—	$1,263
Non-cash	617	—	617
Total interest income from sales-type leases	$1,880	$—	$1,880

Six Months Ended June 30, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$17,558	$7,012	$24,570
Non-cash	10,143	4,019	14,162
Total interest income from sales-type leases	$27,701	$11,031	$38,732

Six Months Ended June 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$1,886	$—	$1,886
Non-cash	916	—	916
Total interest income from sales-type leases	$2,802	$—	$2,802

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Equity Investments in Ground Leases
        In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of June 30, 2020 and December 31, 2019, the Company's investment in the venture was $128.7 million and $127.5 million, respectively. During the three and six months ended June 30, 2020, the Company recorded $0.8 million and $1.6 million, respectively, in earnings from equity method investments from the venture.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Operating lease right-of-use asset(1)	$29,105	$29,659
Other assets(2)	800	1,432
Deferred finance costs, net(3)	3,950	4,668
Leasing costs, net	469	473
Purchase deposits	—	1,575
Interest rate hedge assets	—	7
Deferred expenses and other assets, net	$34,324	$37,814
_______________________________________________________________________________
(1)Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million, respectively, in "Real estate expense" and $0.1 million and $0.2 million, respectively, in "Other income" from its operating lease right-of-use asset. For the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, in "Real estate expense" and $0.1 million and $0.2 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $3.8 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations. For the three and six months ended June 30, 2019, the Company recognized $0.3 million and $4.0 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.
(3)Accumulated amortization of deferred finance costs was $1.1 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Interest rate hedge liabilities	$37,854	$13,672
Interest payable	11,942	5,801
Dividends declared and payable	8,322	7,472
Operating lease liability	5,793	5,852
Other liabilities(1)	5,399	4,975
Management fee payable	3,190	2,490
Accrued expenses(2)	1,325	2,746
Accounts payable, accrued expenses and other liabilities	$73,825	$43,008
_______________________________________________________________________________
(1)As of June 30, 2020 and December 31, 2019, other liabilities includes $1.3 million and $0.6 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.
(2)As of June 30, 2020 and December 31, 2019, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	June 30, 2020	December 31, 2019
Secured credit financing:
Mortgages	$1,488,743	$1,230,143	4.00%	April 2027 to November 2069
Revolver	—	166,000	One-Month LIBOR plus 1.30%	November 2024
Total secured credit financing(3)	1,488,743	1,396,143
Total debt obligations	1,488,743	1,396,143
Debt premium, discount and deferred financing costs, net	(28,629)	(23,221)
Total debt obligations, net	$1,460,114	$1,372,922
_______________________________________________________________________________
(1)Represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of June 30, 2020, the weighted average cash interest rate for the Company's consolidated mortgage debt, based on interest rates in effect at that date, was 3.18%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company's consolidated balance sheets. As of June 30, 2020, the Company's combined weighted average interest rate and combined weighted average cash interest rate of the Company's consolidated mortgage debt and the mortgage debt of the Company's unconsolidated venture (applying the Company's percentage interest in the venture - refer to Note 6) were 3.96% and 3.08%, respectively.
(2)Represents the extended maturity date for all debt obligations.
(3)As of June 30, 2020 and December 31, 2019, $2.21 billion and $1.97 billion, respectively, of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company's debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of June 30, 2020, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 4.00% and have maturities between April 2027 and November 2069.
Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "Revolver") that has since been increased to $525.0 million. The Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $1.0 billion. The Revolver has an initial maturity of November 2022 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.30%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of June 30, 2020, there was $525.0 million of undrawn capacity on the Revolver and the Company had the ability to draw an additional $211.3 million without pledging any additional assets to the facility.
        Debt Covenants—The Company is subject to financial covenants under the Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.40x; (iii) a consolidated tangible net worth of $632.8 million plus 75% of future issuances of net equity after September 30, 2019; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the Revolver previously restricted the Company's ability to pay distributions to its shareholders. Prior to November 2019, the Company was permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the Revolver. In November 2019, the Revolver was amended to eliminate the restrictions on the Company's ability to pay distributions to its shareholders so long as there is no event of default. In addition, the Company may make distributions without restriction as to amount so long as after giving effect to the dividend the Company remains in compliance with the financial covenants and no event of default has occurred and is continuing. The Company's mortgages contain no significant maintenance or ongoing financial covenants. As of June 30, 2020, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of June 30, 2020, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2020 (remaining six months)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter(1)	1,488,743
Total principal maturities	1,488,743
Debt premium, discount and deferred financing costs, net	(28,629)
Total debt obligations, net	$1,460,114
______________________________________________________________________________
(1)As of June 30, 2020, the Company's weighted average maturity for its mortgages was 31.0 years.
Note 9—Commitments and Contingencies

Unfunded Commitments—In October 2017, the Company entered into a purchase agreement to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed in San Jose, California. Pursuant to the purchase agreement, the Company expects to acquire the Ground Lease in November 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee.

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
In February 2020, the Company entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of June 30, 2020, $9.9 million of this commitment had been funded and the Company will fund the remaining commitment upon the completion of certain conditions.
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

        Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the six months ended June 30, 2020, the Company’s two largest tenants by revenues accounted for approximately 11.4% and 10.4%, respectively, of the Company’s revenues.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

        The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 ($ in thousands):(1)

	June 30, 2020	December 31, 2019

Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$—	$7	Deferred expenses and other assets, net
	$—	$7
Liabilities
Interest rate swaps	$37,854	$13,672	Accounts payable, accrued expenses and other liabilities
	$37,854	$13,672
____________________________________________________________________________
(1)For the three months ended June 30, 2020 and 2019, the Company recorded $1.4 million and $12.2 million, respectively, of unrealized losses in accumulated other comprehensive income (loss). For the six months ended June 30, 2020 and 2019, the Company recorded $24.4 million and $23.2 million, respectively, of unrealized losses in accumulated other comprehensive income (loss).
(2)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $1.6 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

        Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of June 30, 2020 and December 31, 2019, the Company posted collateral of $38.5 million and $20.1 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

        The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended June 30, 2020
Interest rate swaps	Interest expense	$(1,434)	$(469)

For the Three Months Ended June 30, 2019
Interest rate swaps	Interest expense	$(12,168)	$13

For the Six Months Ended June 30, 2020
Interest rate swaps	Interest expense	$(24,434)	$(813)

For the Six Months Ended June 30, 2019
Interest rate swaps	Interest expense	$(23,230)	$235

	Location of Gain or (Loss) When Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Six Months Ended June 30, 2019
Interest rate cap	Interest expense	$(4)
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

        From the completion of the Company's initial public offering through June 30, 2020, iStar purchased 3.9 million shares of the Company's common stock for $96.4 million, at an average cost of $24.95 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of June 30, 2020, iStar owned 65.4% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

        Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. As of June 30, 2020, all stock price hurdles were achieved and 28% of each outstanding award is now fully vested while the remaining 72% of each award will become vested upon satisfaction of continuing service conditions. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company's independent directors and employees of the Manager and will be recognized over a period of four years. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the six months ended June 30, 2020 and 2019, the Company recognized $0.2 million and $0.2 million, respectively, in expense from CARET Units and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

        The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of June 30, 2020, there was $0.3 million of total unrecognized compensation cost related to the unvested restricted stock units. As of June 30, 2020, an aggregate of 740,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan. Stock-based compensation expense related to the 2017 Equity Incentive Plan is classified within "General and administrative" in the Company's consolidated statements of operations.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended June 30, 2020, the Company declared cash dividends on its common stock of $16.3 million, or $0.31824 per share. During the six months ended June 30, 2019, the Company declared cash dividends on its common stock of $7.6 million, or $0.306 per share. In addition, during the six months ended June 30, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit.
Note 12—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$12,562	$5,942	$29,958	$17,079
Net income attributable to noncontrolling interests	(48)	(1,419)	(97)	(5,937)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$12,514	$4,523	$29,861	$11,142

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$12,514	$4,523	$29,861	$11,142
Net income attributable to Safehold Inc. common shareholders - diluted	$12,514	$4,523	$29,861	$11,142

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	51,084	25,640	49,656	22,001
Add: Effect of assumed shares under treasury stock method for restricted stock units	9	—	8	—
Weighted average common shares outstanding for diluted earnings per common share(1)	51,093	25,640	49,664	22,001

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.24	$0.18	$0.60	$0.51
Net income attributable to Safehold Inc. common shareholders - diluted	$0.24	$0.18	$0.60	$0.51
____________________________________________________________________________
(1)During the three and six months ended June 30, 2019, 5,219,780 and 8,839,779, respectively, of Investor Units (refer to Note 10) were anti-dilutive.
Note 13—Related Party Transactions

         The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of March 31, 2020, iStar had total assets of approximately $5.2 billion and 156 employees.

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

        For the three months ended June 30, 2020 and 2019, the Company recorded $3.2 million and $1.5 million, respectively, in management fees to the Manager. For the six months ended June 30, 2020 and 2019, the Company recorded $6.0 million and $3.1 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations.

Expense Reimbursements

        The Company pays, or reimburses the Manager for, certain of the Company's operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

        For the three months ended June 30, 2020 and 2019, the Company was allocated $1.3 million and $0.5 million, respectively, in expenses from the Manager. For the six months ended June 30, 2020 and 2019, the Company was allocated $2.5 million and $1.1 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations.
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

        In June 2020, the Company acquired the fee interest in an office condominium in Honolulu, HI and simultaneously structured and entered into a Ground Lease with the condominium's tenant. The tenant simultaneously acquired the leasehold interest in the office condominium. The Ground Lease has a term of 99 years. The tenant is a venture in which iStar owns a 51.9% equity interest.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Executive Overview

The coronavirus (COVID-19) outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. We and our Manager are focused on ensuring the health and safety of our personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary
Our financial results for the six months ended June 30, 2020 were not adversely impacted by the COVID-19 crisis to a material degree. We received 100% of the Ground Lease rent due under our Ground Leases through June 30, 2020. This includes the payment of the annual percentage rent under the Park Hotels Portfolio in respect of 2019 hotel operating performance, which we received in full in April in the amount of $3.6 million. We cannot predict that we will continue to receive all rent owed to us when due in future periods. As of June 30, 2020, the percentage breakdown of the gross book value of our portfolio was 62% office, 19% hotels, 18% multi-family and 1% other. The crisis has hit the hotel sector, including the hotel properties in our portfolio, particularly hard. Excluding percentage rent, for the six months ended June 30, 2020 and the year ended December 31, 2019, approximately 14.0% and 15.0%, respectively, of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended 2019, percentage rents constituted approximately 4.6% of our total revenues. In 2021, we expect to experience a decline in percentage rent revenues in respect of 2020 hotel operating performance. Such decline in percentage rents, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.
In March 2020, we raised gross proceeds of $150 million through a public offering and concurrent private placement of shares of our common stock (refer to Note 11). Our liquidity position as of the date of this report included approximately $85 million of unrestricted cash, $525 million of undrawn capacity on our Revolver (refer to Note 8) and the ability to draw an additional $211 million without pledging any additional assets to the facility.

The COVID-19 crisis has adversely affected our new investment activity, primarily because of the lack of real estate transactions and equity and debt financing for real estate transactions, including leasehold loans, is constrained. In addition, the crisis has made it more difficult to execute transactions as people work from home and are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. See the Risk Factors section of this 10-Q for additional discussion of certain potential risks to our business arising from the COVID 19 crisis.

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
The table below shows the current estimated UCA in our owned residual portfolio as of June 30, 2020 and December 31, 2019 ($ in millions). The estimated UCA as of June 30, 2020 does not reflect the potential impact of the COVID-19 pandemic on our portfolio. See the Risk Factors section of this 10-Q for more information:(1)

	June 30, 2020	December 31, 2019
Combined Property Value(2)	$8,010	$7,538
Ground Lease Cost(2)	2,846	2,708
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,164	4,830
_______________________________________________________________________________
(1)Please review our Current Report on Form 8-K filed on July 23, 2020 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors" in our Annual Report on Form 10-K and in this Form 10-Q for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)Combined Property Value includes our 54.8% percentage interest in our unconsolidated venture and $368.4 million and $416.0 million related to transactions with remaining unfunded commitments as of June 30, 2020 and December 31, 2019, respectively. Ground Lease Cost includes our 54.8% percentage interest in our unconsolidated venture and $72.0 million and $81.3 million of unfunded commitments as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our gross book value as a percentage of combined property value was 37%.
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
Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease. As of June 30, 2020, our portfolio Ground Rent Coverage was 4.0x.

        Below is an overview of the top 10 assets in our portfolio as of June 30, 2020 (based on gross book value):(1)

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure	% of Gross Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	12.3%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	10.4%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	10.0%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	7.9%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	7.1%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	6.5%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	5.4%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.8%
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked	2.6%
One Ally Center	Office	Detroit, MI	2114 / 2174	Fixed with Inflation Adjustments	2.6%
_______________________________________________________________________________
(1)Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6).
(3)The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

        The following tables show our portfolio by region and property type as of June 30, 2020, excluding unfunded commitments:

Region	% of Gross Book Value
Northeast	45%
West	23
Mid Atlantic	13
Southwest	8
Southeast	8
Central	3

Property Type	% of Gross Book Value
Office	62%
Hotel	19
Multifamily	18
Other	1

Unfunded Commitments

        In October 2017, we entered into a commitment to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed in San Jose, California. Pursuant to the purchase agreement, we expect to acquire the Ground Lease in November 2020 from iStar for $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee.

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
In February 2020, we entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of June 30, 2020, $9.9 million of this commitment was funded and we will fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,

	2020	2019	$ Change

	(in thousands)
Operating lease income	$17,113	$17,196	$(83)
Interest income from sales-type leases	19,831	1,880	17,951
Other income	409	604	(195)
Total revenue	37,353	19,680	17,673
Interest expense	16,233	5,986	10,247
Real estate expense	536	645	(109)
Depreciation and amortization	2,355	2,343	12
General and administrative	6,369	4,474	1,895
Other expense	120	290	(170)
Total costs and expenses	25,613	13,738	11,875
Earnings from equity method investments	822	—	822
Net income	$12,562	$5,942	$6,620
        Operating lease income decreased to $17.1 million during the three months ended June 30, 2020 from $17.2 million for the same period in 2019. The decrease was primarily due to a decrease in percentage rent at one of our properties for the three months ended June 30, 2020.

        Interest income from sales-type leases increased to $19.8 million for the three months ended June 30, 2020 from $1.9 million for the same period in 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases.
        Other income for the three months ended June 30, 2020 and 2019 consists primarily of $0.1 million and $0.5 million, respectively, of interest income earned on our cash balances. In addition, during the three months ended June 30, 2020 and 2019, we also recorded $0.1 million and $0.1 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
During the three months ended June 30, 2020 and 2019, we incurred interest expense from our secured financings of $16.2 million and $6.0 million, respectively. The increase in 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
        Real estate expense was $0.5 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property taxes and insurance expense. In addition, during the three months ended June 30, 2020 and 2019, we also recorded $0.1 million and $0.1 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
        Depreciation and amortization was $2.4 million and $2.3 million during the three months ended June 30, 2020 and 2019, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. The increase was due primarily to an increase in the amortization of in-place intangible assets.

        General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended June 30, 2020 and 2019 ($ in thousands):

	For the Three Months Ended June 30,
	2020	2019
Management fees(1)	$3,190	$1,539
Public company and other costs	709	1,187
Expense reimbursements to the Manager	1,250	529
Stock-based compensation	1,220	1,219
Total general and administrative expenses	$6,369	$4,474
_______________________________________________________________________________
(1)Increase due to an increase in our equity.
        During the three months ended June 30, 2020, other expense consists primarily of property appraisal fees. During the three months ended June 30, 2019, other expense consists primarily of costs associated with new investments, fees related to our derivative transactions and state taxes.

        During the three months ended June 30, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing ground lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6).

Results of Operations for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,

	2020	2019	$ Change

	(in thousands)
Operating lease income	$37,893	$37,712	$181
Interest income from sales-type leases	38,732	2,802	35,930
Other income	893	986	(93)
Total revenue	77,518	41,500	36,018
Interest expense	31,381	10,507	20,874
Real estate expense	1,335	1,457	(122)
Depreciation and amortization	4,702	4,686	16
General and administrative	11,622	7,456	4,166
Other expense	160	315	(155)
Total costs and expenses	49,200	24,421	24,779
Earnings from equity method investments	1,640	—	1,640
Net income	$29,958	$17,079	$12,879
        Operating lease income increased to $37.9 million during the six months ended June 30, 2020 from $37.7 million for the same period in 2019. The increase was primarily due to a full period of income for the six months ended June 30, 2020 for Ground Leases acquired and classified as operating leases during 2019.

        Interest income from sales-type leases increased to $38.7 million for the six months ended June 30, 2020 from $2.8 million for the same period in 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases.
        Other income for the six months ended June 30, 2020 and 2019 consists primarily of $0.2 million and $0.8 million, respectively, of interest income earned on our cash balances. In addition, during the six months ended June 30, 2020 and 2019, we also recorded $0.2 million and $0.2 million, respectively, of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
During the six months ended June 30, 2020 and 2019, we incurred interest expense from our secured financings of $31.4 million and $10.5 million, respectively. The increase in 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
        Real estate expense was $1.3 million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property appraisal fees and insurance expense. In addition, during the six months ended June 30, 2020 and 2019, we also recorded $0.2 million and $0.2 million, respectively, of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
        Depreciation and amortization was $4.7 million and $4.7 million during the six months ended June 30, 2020 and 2019, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property.

        General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the six months ended June 30, 2020 and 2019 ($ in thousands):

	For the Six Months Ended June 30,
	2020	2019
Management fees(1)	$6,049	$3,051
Public company and other costs	1,707	2,015
Expense reimbursements to the Manager	2,500	1,072
Stock-based compensation	1,366	1,318
Total general and administrative expenses	$11,622	$7,456
_______________________________________________________________________________
(1)Increase due to an increase in our equity.
        During the six months ended June 30, 2020, other expense consists primarily of property appraisal fees. During the six months ended June 30, 2019, other expense consists primarily of costs associated with new investments, fees related to our derivative transactions and state taxes.

        During the six months ended June 30, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing ground lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6).
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

        As of the date of this report, we had approximately $85 million of unrestricted cash, $525 million of undrawn capacity and the ability to borrow an additional $211 million on our Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 8 for more information on our Revolver), without pledging any additional assets to the facility. We refer to this $296 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11) and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and certain other commitments as of June 30, 2020 (refer to Note 8 and Note 9 to the consolidated financial statements).

	Amounts Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years

	(in thousands)
Long-Term Debt Obligations:(1)
Mortgages	$1,488,743	$—	$—	$—	$316,193	$1,172,550
Total principal maturities	1,488,743	—	—	—	316,193	1,172,550
Interest Payable(2)	2,049,408	48,232	98,146	101,250	229,173	1,572,607
Purchase Commitments(3)	71,582	61,082	10,500	—	—	—
Total(4)	$3,609,733	$109,314	$108,646	$101,250	$545,366	$2,745,157
_______________________________________________________________________________
(1)Assumes the extended final maturity date for all debt obligations.
(2)Interest payable does not include payments that may be required under our interest rate derivatives.
(3)Refer to Note 9 of the consolidated financial statements.
(4)We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

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

        As of June 30, 2020, we had $1.5 billion principal amount of fixed-rate debt outstanding and we did not have any floating-rate debt outstanding. In addition, as of June 30, 2020 we were party to derivative contracts to manage our interest rate risk.

        The following table quantifies the potential changes in annual net income should interest rates increase by 10, 50 or 100 basis points or decrease by 10 basis points, assuming no change in our interest earning assets, interest bearing liabilities or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.16% as of June 30, 2020. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$(42)
Base Interest Rate	—
+10 Basis Points	42
+ 50 Basis Points	210
+100 Basis Points	420
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
The COVID-19 pandemic outbreak has rapidly and dramatically impacted the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within most sectors, including real estate. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•the impact of reduced economic activity on our tenants' businesses, financial condition and liquidity, which may cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;
•the hotel sector has been hit particularly hard by the pandemic. Excluding percentage rent, for the six months ended June 30, 2020 and the year ended December 31, 2019, approximately 14.0% and 15.0%, respectively, of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being.
•in addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended 2019, percentage rents constituted approximately 4.6% of our total revenues. In 2021, we expect to experience a material decline in percentage rent revenues in respect of 2020 hotel operating performance;
•deteriorations in our financial results and cash flows may cause us to be unable to satisfy financial covenants in our debt instruments, including our revolving credit facility, which contains financial covenants based on cash flow coverage. If we are unable to meet our covenants, our lenders may declare us to be in default and require us to repay outstanding borrowings;
•potential negative impact on the health of our Manager's personnel, particularly if a significant number of them are impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to meet their obligations to us under our Ground Leases;
•a deterioration in iStar's business performance and liquidity could adversely affect its ability to participate in future capital raising transactions that we may undertake;
•a deterioration in our and our tenants' ability to operate in affected areas or delays in the supply of products or services to us and our tenants from vendors that are needed for our and our tenants' efficient operations; and
•a deterioration in our Manager's ability to ensure business continuity during a disruption.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

The COVID-19 pandemic has resulted in a general decline in real estate transactions, which has adversely affected our growth prospects in the near term, and may do so for an extended period, depending upon the duration of the pandemic and its effects on the economy generally and the real estate market more particularly.
The COVID-19 crisis has adversely affected our new investment activity, primarily because equity and debt financing for real estate transactions, including leasehold loans, is constrained. In addition, the crisis has made it more difficult to execute transactions as people work from home and are unable to visit properties, local governmental offices are closed and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist.
Our estimated UCA as of June 30, 2020 is based on current appraisals of only a portion of our assets and does not reflect the full potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio. The unknown duration of the pandemic combined with very limited transaction activity makes current real estate valuations uncertain and our estimated UCA could decline in future periods, and any such decline could be material.
We track the estimated value of the UCA in our owned residual portfolio as an indicator of the quality of our cash flow and safety of our position in a tenant's capital structure and to enable us to monitor changes in the value of the owned residual portfolio over time. In accordance with our policies, during the second quarter 2020 we obtained third party appraisals of the Combined Property Portfolio for properties that represented approximately 9% of the gross book value of our portfolio as of June 30, 2020. The majority of the rest of our portfolio was last appraised in the third quarter 2019 through the first quarter 2020. Hence, the estimated UCA as of June 30, 2020 does not reflect the full potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio. The unknown duration of the pandemic combined with very limited transaction activity makes current real estate valuations uncertain and our estimated UCA could decline in future periods, and any such decline could be material.
Our actual gross book value as a percentage of Combined Property Value as of June 30, 2020, which we use to assess risk and our seniority level in real estate capital structures, may be higher than our estimates.
As described in the immediately preceding risk factor, the Combined Property Value as of June 30, 2020 reflects current appraisals of only a portion of our portfolio; therefore, the actual Combined Property Value of our overall portfolio may be lower than our estimate at June 30, 2020. This in turn means that the gross book value as a percentage of Combined Property Value of our portfolio, which is a metric we use to assess risk and our seniority level in real estate capital structures, may be higher (i.e., indicate greater risk) than our estimates.
Our estimated Ground Rent Coverage as of June 30, 2020 does not reflect the effects of the COVID-19 pandemic on the estimated net operating income, or "NOI," of properties in transition or under development, and for other properties, may not reflect the full magnitude of the effects of the pandemic on property NOI. Given the uncertainty surrounding the duration of the pandemic and its effects, it is possible that the actual Ground Rent Coverage of our portfolio may be lower than our estimates, now or in the future.
Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date presented. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third party valuations where available, none of which has been adjusted to take into account any effects of the pandemic. With respect to other properties, the property NOI available to us at June 30, 2020 may not be indicative of future periods that will reflect the full magnitude of the effects of the pandemic for the entire period. Given the uncertainty surrounding the duration of the pandemic and its effects, it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.
Our master lease relating to the Park Hotels Portfolio, and our Ground Leases relating to the Lock Up Self Storage Facility and Honolulu, HI property, provide the tenants with certain rights to purchase our hotel properties or land, as the case may be, in certain circumstances.
Our master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease. The Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037. Our tenant under our Honolulu, HI Ground Lease has the right to purchase our land at lease expiration, although we have the right to terminate the tenant's purchase option for a fee if the tenant sells the leasehold interest prior to lease expiration. Additionally, we may enter into leases in the future that provide the tenants with purchase options. If a tenant exercises a purchase option, we would lose the right to future lease payments from the property. Furthermore, the purchase price we are entitled to receive may be less than the price we paid for the related property and we may not be able to reinvest the purchase price we receive in comparable investments that produce similar or better returns.

There were no other material changes from the risk factors previously disclosed in our Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended June 30, 2020.
In April 2020, we issued 53,166 shares of our common stock to our Manager as payment for the management fee for the three months ended March 31, 2020. These shares were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements (unaudited).
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

Safehold Inc. Registrant
Date:	July 23, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	July 23, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	July 23, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)