Form 10-Q
period 2020-09-30
Safehold Inc.
filed 2020-10-22
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2020
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
As of October 20, 2020, there were 51,170,286 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets
(In thousands)
(unaudited)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Real estate
Real estate, at cost	$707,537	$687,902
Less: accumulated depreciation	(20,807)	(16,286)
Real estate, net	686,730	671,616
Real estate-related intangible assets, net	239,172	242,837
Total real estate, net and real estate-related intangible assets, net	925,902	914,453
Net investment in sales-type leases	1,088,687	984,598
Ground Lease receivables	479,881	397,087
Equity investments in Ground Leases	129,261	127,524
Cash and cash equivalents	65,222	22,704
Restricted cash	42,498	24,078
Deferred operating lease income receivable	84,585	58,303
Deferred expenses and other assets, net	34,751	37,814
Total assets	$2,850,787	$2,566,561
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$75,185	$43,008
Real estate-related intangible liabilities, net	56,849	57,333
Debt obligations, net	1,469,570	1,372,922
Total liabilities	1,601,604	1,473,263
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 51,170 and 47,782 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	512	478
Additional paid-in capital	1,290,616	1,132,603
Retained earnings (accumulated deficit)	17,311	(2,146)
Accumulated other comprehensive loss	(61,252)	(39,123)
Total Safehold Inc. shareholders' equity	1,247,187	1,091,812
Noncontrolling interests	1,996	1,486
Total equity	1,249,183	1,093,298
Total liabilities and equity	$2,850,787	$2,566,561
_______________________________________________________________________________
Note - Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019

Revenues:
Operating lease income	$17,195	$17,132	$55,088	$54,844
Interest income from sales-type leases	20,583	4,032	59,315	6,834
Other income	222	1,146	1,115	2,132
Total revenues	38,000	22,310	115,518	63,810
Costs and expenses:
Interest expense	16,430	7,708	47,811	18,215
Real estate expense	493	625	1,828	2,082
Depreciation and amortization	2,361	2,345	7,064	7,031
General and administrative	5,302	3,096	16,924	10,552
Other expense	34	285	194	600
Total costs and expenses	24,620	14,059	73,821	38,480
Income from operations before other items	13,380	8,251	41,697	25,330
Loss on early extinguishment of debt	—	(2,011)	—	(2,011)
Earnings (losses) from equity method investments	832	(759)	2,472	(759)
Net income	14,212	5,481	44,169	22,560
Net income attributable to noncontrolling interests(1)	(49)	(49)	(145)	(5,986)
Net income attributable to Safehold Inc. common shareholders	$14,163	$5,432	$44,024	$16,574

Per common share data:
Net income
Basic	$0.28	$0.15	$0.88	$0.62
Diluted	$0.28	$0.15	$0.88	$0.62
Weighted average number of common shares:
Basic	51,153	36,111	50,158	26,748
Diluted	51,162	36,111	50,167	26,748
_______________________________________________________________________________
(1)For the nine months ended September 30, 2019, includes $5.8 million of income attributable to the Company's Manager relating to Investor Units it held in the Operating Partnership (refer to Note 11).

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019

Net income	$14,212	$5,481	$44,169	$22,560
Other comprehensive income (loss):
Reclassification of (gains) losses on derivatives into earnings	508	189	1,321	(46)
Unrealized gain (loss) on derivatives	984	(9,132)	(23,450)	(32,362)
Other comprehensive gain (loss)	1,492	(8,943)	(22,129)	(32,408)
Comprehensive income (loss)	15,704	(3,462)	22,040	(9,848)
Comprehensive income attributable to noncontrolling interests	(49)	(49)	(145)	(2,328)
Comprehensive income (loss) attributable to Safehold Inc.	$15,655	$(3,511)	$21,895	$(12,176)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417
Net income	—	—	14,163	—	49	14,212
Issuance of common stock, net / amortization	1	3,231	—	—	147	3,379
Dividends declared ($0.16224 per share)	—	—	(8,306)	—	—	(8,306)
Change in accumulated other comprehensive income (loss)	—	—	—	1,492	—	1,492
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance as of September 30, 2020	$512	$1,290,616	$17,311	$(61,252)	$1,996	$1,249,183

Balance as of June 30, 2019	$309	$626,793	$(4,926)	$(30,341)	$1,229	$593,064
Net income	—	—	5,432	—	49	5,481
Issuance of common stock, net / amortization	95	261,664	—	—	91	261,850
Dividends declared ($0.156 per share)	—	—	(6,315)	—	—	(6,315)
Change in accumulated other comprehensive income (loss)	—	—	—	(8,943)	—	(8,943)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance as of September 30, 2019	$404	$888,457	$(5,809)	$(39,284)	$1,358	$845,126

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	44,024	—	145	44,169
Issuance of common stock, net / amortization	34	158,013	—	—	397	158,444
Dividends declared ($0.4805 per share)	—	—	(24,567)	—	—	(24,567)
Change in accumulated other comprehensive income (loss)	—	—	—	(22,129)	—	(22,129)
Distributions to noncontrolling interests	—	—	—	—	(32)	(32)
Balance as of September 30, 2020	$512	$1,290,616	$17,311	$(61,252)	$1,996	$1,249,183

Balance as of December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	16,574	—	5,986	22,560
Issuance of common stock, net / amortization	96	265,239	—	—	265	265,600
Investor unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.462 per share)	—	—	(13,897)	—	—	(13,897)
Change in accumulated other comprehensive income (loss)	—	—	—	(28,750)	(3,658)	(32,408)
Contributions from noncontrolling interests net of costs	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,933)	(2,933)
Balance as of September 30, 2019	$404	$888,457	$(5,809)	$(39,284)	$1,358	$845,126

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,

	2020	2019

Cash flows from operating activities:
Net income	$44,169	$22,560
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,064	7,031
Stock-based compensation expense	1,555	1,450
Deferred operating lease income	(26,282)	(26,360)
Non-cash interest income from sales-type leases	(21,758)	(2,282)
Non-cash interest expense	8,088	1,204
Amortization of real estate-related intangibles, net	2,003	1,843
Loss on early extinguishment of debt	—	2,011
(Earnings) losses from equity method investments	(2,472)	759
Distributions from operations of equity method investments	734	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,677	1,654
Non-cash management fees	9,282	4,971
Other operating activities	1,596	1,065
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(5)	476
Changes in accounts payable, accrued expenses and other liabilities	125	(20,928)
Cash flows provided by (used in) operating activities	25,776	(4,546)
Cash flows from investing activities:
Acquisitions of real estate	(20,612)	(28,816)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(117,740)	(525,886)
Fundings on Ground Lease receivables	(47,331)	—
Deposits on Ground Lease investments	1,050	(30,697)
Contributions to equity method investments	—	(22,169)
Other investing activities	(104)	(4,007)
Cash flows used in investing activities	(184,737)	(611,575)
Cash flows from financing activities:
Proceeds from issuance of common stock	150,086	264,600
Proceeds from debt obligations	418,970	435,989
Repayments of debt obligations	(317,000)	(297,500)
Payments for debt prepayment or extinguishment costs	—	(1,358)
Payments for deferred financing costs	(6,528)	(2,559)
Dividends paid to common shareholders	(23,702)	(10,314)
Payment of offering costs	(1,919)	(5,029)
Distributions to noncontrolling interests	(32)	(2,933)
Contributions from noncontrolling interests (refer to Note 11)	—	250,000
Other financing activities	24	(2,412)
Cash flows provided by financing activities	219,899	628,484
Changes in cash, cash equivalents and restricted cash	60,938	12,363
Cash, cash equivalents and restricted cash at beginning of period	46,782	24,425
Cash, cash equivalents and restricted cash at end of period	$107,720	$36,788
Supplemental disclosure of non-cash investing and financing activity:
Origination of sales-type leases	$—	$10,194
Acquisition of real estate	383	—
Assumption of other liabilities/debt obligations	383	10,194
Investor unit conversion (refer to Note 11)	—	250,000
Dividends declared to common shareholders	8,306	6,322
Accrued finance costs	2	561
Accrued offering costs	15	114
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

    Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of September 30, 2020, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
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
        Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2020, the total assets of these consolidated VIEs were $61.9 million and total liabilities were $29.7 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2020.

Note 3—Summary of Significant Accounting Policies

    Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions. The Company determined the carrying values of its cash and cash equivalents; net investment in sales-type leases; Ground Lease receivables and restricted cash approximated their fair values. The Company determined the fair value of its debt obligations, net as of September 30, 2020 and December 31, 2019 was approximately $1.6 billion and $1.4 billion, respectively, and is classified as Level 3 within the fair value hierarchy.

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
The Company will remain an "emerging growth company" until the earliest to occur of: (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the Company's initial public offering; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934, as amended. The Company will cease to qualify as an emerging growth company effective as of December 31, 2020, at which time the exemptions described above will terminate.
For the remainder of the Company's significant accounting policies, refer to the Company's 2019 Annual Report.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Land and land improvements, at cost	$514,305	$494,670
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(20,807)	(16,286)
Total real estate, net	$686,730	$671,616
Real estate-related intangible assets, net	239,172	242,837
Total real estate, net and real estate-related intangible assets, net	$925,902	$914,453

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,778	$(8,665)	$195,113
In-place lease assets, net(2)	54,494	(11,165)	43,329
Other intangible assets, net	750	(20)	730
Total	$259,022	$(19,850)	$239,172

	As of December 31, 2019
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,288	$(6,183)	$197,105
In-place lease assets, net(2)	53,626	(8,629)	44,997
Other intangible assets, net	750	(15)	735
Total	$257,664	$(14,827)	$242,837
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$830	$787
In-place lease assets (decrease to income)	Depreciation and amortization	852	836
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$2,481	$2,318
In-place lease assets (decrease to income)	Depreciation and amortization	2,536	2,503
Other intangible assets (decrease to income)	Operating lease income	6	6

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2020 (remaining three months)	$1,690
2021	6,759
2022	6,759
2023	6,743
2024	6,695
_______________________________________________________________________________
(1)As of September 30, 2020, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 80.2 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of September 30, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$59,015	$(2,166)	$56,849

	As of December 31, 2019
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,682)	$57,333
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

    The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$161	$161

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$484	$481

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2020, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2020 (remaining three months)	$1,339	$4,450	$535	$2,799	$89	$9,212
2021	5,357	18,037	2,155	11,195	356	37,100
2022	5,357	18,384	2,185	11,195	356	37,477
2023	5,357	18,833	2,213	11,195	281	37,879
2024	5,357	19,192	2,248	11,195	51	38,043
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Total undiscounted cash flows	$12,005,055	$11,301,356
Unguaranteed estimated residual value	1,038,689	979,057
Present value discount	(11,955,057)	(11,295,815)
Net investment in sales-type leases	$1,088,687	$984,598

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Nine Months Ended September 30, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	88,648	76,477	165,125
Accretion (amortization)	15,441	6,317	21,758
Ending balance(2)	$1,088,687	$479,881	$1,568,568

Nine Months Ended September 30, 2019
Beginning balance	$—	$—	$—
Origination/acquisition/fundings(1)	463,251	73,094	536,345
Accretion (amortization)	2,038	244	2,282
Ending balance	$465,289	$73,338	$538,627
_______________________________________________________________________________
(1)The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement.
(2)As of September 30, 2020, the Company's weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.6% and 5.5%, respectively. As of September 30, 2020, the weighted average remaining life of the Company's 10 Ground Lease receivables was 101.2 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2020, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Fixed Bumps with Percentage Rent	Total
2020 (remaining three months)	$8,917	$212	$133	$9,262
2021	36,050	1,278	532	37,860
2022	36,904	1,303	537	38,744
2023	37,993	1,329	586	39,908
2024	40,057	1,356	586	41,999
Thereafter	11,378,803	356,646	101,833	11,837,282
Total undiscounted cash flows	$11,538,724	$362,124	$104,207	$12,005,055

During the three and nine months ended September 30, 2020 and 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Three Months Ended September 30, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$8,960	$4,027	$12,987
Non-cash	5,298	2,298	7,596
Total interest income from sales-type leases	$14,258	$6,325	$20,583

Three Months Ended September 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$2,160	$506	$2,666
Non-cash	1,122	244	1,366
Total interest income from sales-type leases	$3,282	$750	$4,032

Nine Months Ended September 30, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$26,518	$11,039	$37,557
Non-cash	15,441	6,317	21,758
Total interest income from sales-type leases	$41,959	$17,356	$59,315

Nine Months Ended September 30, 2019	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$4,046	$506	$4,552
Non-cash	2,038	244	2,282
Total interest income from sales-type leases	$6,084	$750	$6,834

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 6—Equity Investments in Ground Leases
    In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of September 30, 2020 and December 31, 2019, the Company's investment in the venture was $129.3 million and $127.5 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded $0.8 million and $2.5 million, respectively, in earnings from equity method investments from the venture. During the three and nine months ended September 30, 2019, the Company recorded $0.8 million in losses from the venture.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Operating lease right-of-use asset(1)	$28,828	$29,659
Other assets(2)	1,416	1,432
Deferred finance costs, net(3)	3,540	4,668
Leasing costs, net	467	473
Purchase deposits	500	1,575
Interest rate hedge assets	—	7
Deferred expenses and other assets, net	$34,751	$37,814
_______________________________________________________________________________
(1)Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.3 million, respectively, in "Real estate expense" and $0.1 million and $0.3 million, respectively, in "Other income" from its operating lease right-of-use asset. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, in "Real estate expense" and $0.1 million and $0.3 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)During the three and nine months ended September 30, 2020, the Company recognized $8.0 thousand and $3.8 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $4.1 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.
(3)Accumulated amortization of deferred finance costs was $1.6 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Interest rate hedge liabilities	$36,647	$13,672
Interest payable	14,869	5,801
Dividends declared and payable	8,337	7,472
Operating lease liability	5,762	5,852
Other liabilities(1)	5,338	4,975
Management fee payable	3,234	2,490
Accrued expenses(2)	998	2,746
Accounts payable, accrued expenses and other liabilities	$75,185	$43,008
_______________________________________________________________________________
(1)As of September 30, 2020 and December 31, 2019, other liabilities includes $1.3 million and $0.6 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.
(2)As of September 30, 2020 and December 31, 2019, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	September 30, 2020	December 31, 2019
Secured credit financing:
Mortgages	$1,498,113	$1,230,143	3.99%	April 2027 to November 2069
Revolver	—	166,000	One-Month LIBOR plus 1.30%	November 2024
Total secured credit financing	1,498,113	1,396,143
Total debt obligations	1,498,113	1,396,143
Debt premium, discount and deferred financing costs, net	(28,543)	(23,221)
Total debt obligations, net	$1,469,570	$1,372,922
_______________________________________________________________________________
(1)Represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of September 30, 2020, the weighted average cash interest rate for the Company's consolidated mortgage debt, based on interest rates in effect at that date, was 3.18%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company's consolidated balance sheets. As of September 30, 2020, the Company's combined weighted average interest rate and combined weighted average cash interest rate of the Company's consolidated mortgage debt and the mortgage debt of the Company's unconsolidated venture (applying the Company's percentage interest in the venture - refer to Note 6) were 3.96% and 3.08%, respectively.
(2)Represents the extended maturity date for all debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of September 30, 2020, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.
Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "Revolver") that has since been increased to $525.0 million. The Revolver provides an accordion feature to increase, subject to certain conditions, the maximum availability up to $1.0 billion. The Revolver has an initial maturity of November 2022 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.30%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of September 30, 2020, there was $525.0 million of undrawn capacity on the Revolver and the Company had the ability to draw an additional $201.3 million without pledging any additional assets to the facility.
    Debt Covenants—The Company is subject to financial covenants under the Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.40x; (iii) a consolidated tangible net worth of $632.8 million plus 75% of future issuances of net equity after September 30, 2019; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the Revolver previously restricted the Company's ability to pay distributions to its shareholders. Prior to November 2019, the Company was permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the Revolver. In November 2019, the Revolver was amended to eliminate the restrictions on the Company's ability to pay distributions to its shareholders so long as there is no event of default. In addition, the Company may make distributions without restriction as to amount so long as after giving effect to the dividend the Company remains in compliance with the financial covenants and no event of default has occurred and is continuing. The Company's mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2020, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of September 30, 2020, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2020 (remaining three months)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter(1)	1,498,113
Total principal maturities	1,498,113
Debt premium, discount and deferred financing costs, net	(28,543)
Total debt obligations, net	$1,469,570
______________________________________________________________________________
(1)As of September 30, 2020, the Company's weighted average maturity for its mortgages was 30.8 years.
Note 9—Commitments and Contingencies

Unfunded Commitments—In January 2019, the Company acquired land for $13.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. The Company also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance. As of September 30, 2020, $4.0 million of this commitment had been funded and the Company expects to fund the remaining commitment upon the completion of certain conditions.

In February 2020, the Company entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of September 30, 2020, $10.0 million of this commitment had been funded and the Company expects to fund the remaining commitment upon the completion of certain conditions.
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

    Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. During the nine months ended September 30, 2020, the Company’s largest tenant by revenues accounted for approximately 10.5% of the Company’s revenues.

    Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps, interest rate caps or other instruments to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
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

    For the Company's derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions that the Company expects to occur over the next 18 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

    The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 ($ in thousands):(1)

	September 30, 2020	December 31, 2019

Derivative Type	Fair Value(2)		Balance Sheet Location
Assets
Interest rate swaps	$—	$7	Deferred expenses and other assets, net
	$—	$7
Liabilities
Interest rate swaps	$36,647	$13,672	Accounts payable, accrued expenses and other liabilities
	$36,647	$13,672
____________________________________________________________________________
(1)During the three months ended September 30, 2020 and 2019, the Company recorded $1.0 million and $(9.1) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss). During the nine months ended September 30, 2020 and 2019, the Company recorded $23.4 million and $32.4 million, respectively, of unrealized losses in accumulated other comprehensive income (loss).
(2)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $2.5 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

    Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of September 30, 2020 and December 31, 2019, the Company posted collateral of $38.6 million and $20.1 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    The table below presents the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended September 30, 2020
Interest rate swaps	Interest expense	$984	$(508)

For the Three Months Ended September 30, 2019
Interest rate swaps	Interest expense	$(9,132)	$(189)

For the Nine Months Ended September 30, 2020
Interest rate swaps	Interest expense	$(23,450)	$(1,321)

For the Nine Months Ended September 30, 2019
Interest rate swaps	Interest expense	$(32,362)	$46
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

    From the completion of the Company's initial public offering through September 30, 2020, iStar purchased 4.0 million shares of the Company's common stock for $104.7 million, at an average cost of $26.08 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of September 30, 2020, iStar owned 65.8% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

    Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company's independent directors and employees of the Manager and will be recognized over a period of four years. As of September 30, 2020, all stock price hurdles were achieved and 38% of each outstanding award is now fully vested while the remaining 62% of each award will become vested upon satisfaction of continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the nine months ended September 30, 2020 and 2019, the Company recognized $0.4 million and $0.3 million, respectively, in expense from CARET Units and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

    The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of September 30, 2020, there was $0.2 million of total unrecognized compensation cost related to the unvested restricted stock units. As of September 30, 2020, an aggregate of 740,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan.

    Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company's derivative transactions.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company's consolidated financial statements and CARET Units that have been granted to employees of the Company's Manager.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2020, the Company declared cash dividends on its common stock of $24.6 million, or $0.4805 per share. During the nine months ended September 30, 2019, the Company declared cash dividends on its common stock of $13.9 million, or $0.462 per share. In addition, during the nine months ended September 30, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit.
Note 12—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$14,212	$5,481	$44,169	$22,560
Net income attributable to noncontrolling interests	(49)	(49)	(145)	(5,986)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$14,163	$5,432	$44,024	$16,574

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$14,163	$5,432	$44,024	$16,574
Net income attributable to Safehold Inc. common shareholders - diluted	$14,163	$5,432	$44,024	$16,574

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	51,153	36,111	50,158	26,748
Add: Effect of assumed shares under treasury stock method for restricted stock units	9	—	9	—
Weighted average common shares outstanding for diluted earnings per common share(1)	51,162	36,111	50,167	26,748

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.28	$0.15	$0.88	$0.62
Net income attributable to Safehold Inc. common shareholders - diluted	$0.28	$0.15	$0.88	$0.62
____________________________________________________________________________
(1)During the nine months ended September 30, 2019, 5,860,806 of Investor Units (refer to Note 11) were anti-dilutive.
Note 13—Related Party Transactions

        The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of June 30, 2020, iStar had total assets of approximately $4.9 billion and 155 employees.

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

    During the three months ended September 30, 2020 and 2019, the Company recorded $3.2 million and $1.9 million, respectively, in management fees to the Manager. During the nine months ended September 30, 2020 and 2019, the Company recorded $9.3 million and $5.0 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations.

Expense Reimbursements

    The Company pays, or reimburses the Manager for, certain of the Company's operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

    During the three months ended September 30, 2020 and 2019, the Company was allocated $1.3 million and $0.5 million, respectively, in expenses from the Manager. During the nine months ended September 30, 2020 and 2019, the Company was allocated $3.8 million and $1.6 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations.
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

    In October 2017, the Company entered into a purchase agreement with iStar to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed in San Jose, California for a purchase price of $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee. In September 2020, the Company closed on the acquisition of the Ground Lease.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

In January 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. The Ground Lease has a term of 99 years. The Company also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions. In addition, iStar provided a $13.3 million loan to the ground lessee for the acquisition of the property, with an initial term of 21 months.

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
Executive Overview

The coronavirus (COVID-19) outbreak has continued to impact the US and global economies. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within certain sectors, including real estate. We and our Manager are focused on ensuring the health and safety of our personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary
Our financial results for the nine months ended September 30, 2020 were not adversely impacted by the COVID-19 crisis to a material degree. We received 100% of the Ground Lease rent due under our Ground Leases through September 30, 2020. This includes the payment of the annual percentage rent under the Park Hotels Portfolio in respect of 2019 hotel operating performance, which we received in full in April in the amount of $3.6 million. We cannot predict that we will continue to receive all rent owed to us when due in future periods. As of September 30, 2020, the percentage breakdown of the gross book value of our portfolio was 61% office, 19% hotels, 19% multi-family and 1% other. The crisis has hit the hotel sector, including the hotel properties in our portfolio, particularly hard. Excluding percentage rent, for both the nine months ended September 30, 2020 and the year ended December 31, 2019, approximately 15.0% of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended 2019, percentage rents constituted approximately 4.6% of our total revenues. In 2021, we expect to experience a decline in percentage rent revenues in respect of 2020 hotel operating performance. Such decline in percentage rents, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.
In March 2020, we raised gross proceeds of $150 million through a public offering and concurrent private placement of shares of our common stock (refer to Note 11). Our liquidity position as of the date of this report included approximately $24 million of unrestricted cash, $518 million of undrawn capacity on our Revolver (refer to Note 8) and the ability to draw an additional $215 million without pledging any additional assets to the facility.
The COVID-19 crisis has adversely affected our new investment activity, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, the crisis has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. See the Risk Factors section of this 10-Q for additional discussion of certain potential risks to our business arising from the COVID 19 crisis.

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
The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2020 and December 31, 2019 ($ in millions). The estimated UCA as of September 30, 2020 does not reflect the full potential impact of the COVID-19 pandemic on our portfolio. See the "Risk Factors" section of this 10-Q for more information:(1)

	September 30, 2020	December 31, 2019
Combined Property Value(2)	$7,944	$7,538
Ground Lease Cost(2)	2,847	2,708
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,097	4,830
_______________________________________________________________________________
(1)Please review our Current Report on Form 8-K filed on October 22, 2020 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors" in our Annual Report on Form 10-K and in this Form 10-Q for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)Combined Property Value includes our 54.8% percentage interest in our unconsolidated venture and $185.7 million and $416.0 million related to transactions with remaining unfunded commitments as of September 30, 2020 and December 31, 2019, respectively. Ground Lease Cost includes our 54.8% percentage interest in our unconsolidated venture and $33.5 million and $81.3 million of unfunded commitments as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our gross book value as a percentage of combined property value was 39%.
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
Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease. As of September 30, 2020, our estimated portfolio Ground Rent Coverage was 3.7x (see the "Risk Factors" section in this Form 10-Q for a discussion of our estimated Ground Rent Coverage).

    Below is an overview of the top 10 assets in our portfolio as of September 30, 2020 (based on gross book value and excluding unfunded commitments):(1)

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure	% of Gross Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	12.1%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	10.3%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	9.8%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	7.8%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	7.0%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	6.4%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	5.3%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.8%
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked	2.6%
One Ally Center	Office	Detroit, MI	2114 / 2174	Fixed with Inflation Adjustments	2.5%
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

    The following tables show our portfolio by region and property type as of September 30, 2020, excluding unfunded commitments:

Region	% of Gross Book Value
Northeast	45%
West	23
Mid Atlantic	13
Southwest	8
Southeast	8
Central	3

Property Type	% of Gross Book Value
Office	61%
Hotel	19
Multifamily	19
Other	1

Unfunded Commitments

    In January 2019, we acquired land for $13.0 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building located in Washington, DC that is to be converted into a multi-family building. We also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance. As of September 30, 2020, $4.0 million of this commitment had been funded and we expect to fund the remaining commitment upon the completion of certain conditions.
    In February 2020, we entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property in New Haven, Connecticut. As of September 30, 2020, $10.0 million of this commitment was funded and we expect to fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,

	2020	2019	$ Change

	(in thousands)
Operating lease income	$17,195	$17,132	$63
Interest income from sales-type leases	20,583	4,032	16,551
Other income	222	1,146	(924)
Total revenue	38,000	22,310	15,690
Interest expense	16,430	7,708	8,722
Real estate expense	493	625	(132)
Depreciation and amortization	2,361	2,345	16
General and administrative	5,302	3,096	2,206
Other expense	34	285	(251)
Total costs and expenses	24,620	14,059	10,561
Loss on early extinguishment of debt	—	(2,011)	2,011
Earnings (losses) from equity method investments	832	(759)	1,591
Net income	$14,212	$5,481	$8,731
    Operating lease income increased slightly to $17.2 million during the three months ended September 30, 2020 from $17.1 million for the same period in 2019. The increase was primarily due to a full period of income for the three months ended September 30, 2020 for Ground Leases acquired and classified as operating leases during 2019 and 2020, partially offset by a decrease in percentage rent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

    Interest income from sales-type leases increased to $20.6 million for the three months ended September 30, 2020 from $4.0 million for the same period in 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases.
    Other income for both the three months ended September 30, 2020 and 2019 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. In addition, during the three months ended September 30, 2019, we recognized $1.0 million of interest income earned on our cash balances.
    During the three months ended September 30, 2020 and 2019, we incurred interest expense from our secured financings of $16.4 million and $7.7 million, respectively. The increase in 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
    Real estate expense was $0.5 million and $0.6 million during the three months ended September 30, 2020 and 2019, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property taxes and insurance expense. In addition, during both the three months ended September 30, 2020 and 2019, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
    Depreciation and amortization was $2.4 million and $2.3 million during the three months ended September 30, 2020 and 2019, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. The increase in 2020 was due primarily to an increase in the amortization of in-place intangible assets resulting from new acquisitions with in-place intangible assets.

    General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended September 30, 2020 and 2019 ($ in thousands):

	For the Three Months Ended September 30,
	2020	2019
Management fees(1)	$3,234	$1,920
Public company and other costs	629	528
Expense reimbursements to the Manager	1,250	515
Stock-based compensation	189	133
Total general and administrative expenses	$5,302	$3,096
_______________________________________________________________________________
(1)Increase due to an increase in our equity.
    During the three months ended September 30, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state taxes. During the three months ended September 30, 2019, other expense consists primarily of costs associated with new investments, fees related to our derivative transactions and state taxes.
    During the three months ended September 30, 2019, loss on early extinguishment of debt resulted from the refinancing of two mortgages on existing Ground Leases.

    During the three months ended September 30, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6). During the three months ended September 30, 2019, losses from equity method investments resulted from costs attributable to transaction structuring activities for the venture.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,

	2020	2019	$ Change

	(in thousands)
Operating lease income	$55,088	$54,844	$244
Interest income from sales-type leases	59,315	6,834	52,481
Other income	1,115	2,132	(1,017)
Total revenue	115,518	63,810	51,708
Interest expense	47,811	18,215	29,596
Real estate expense	1,828	2,082	(254)
Depreciation and amortization	7,064	7,031	33
General and administrative	16,924	10,552	6,372
Other expense	194	600	(406)
Total costs and expenses	73,821	38,480	35,341
Loss on early extinguishment of debt	—	(2,011)	2,011
Earnings (losses) from equity method investments	2,472	(759)	3,231
Net income	$44,169	$22,560	$21,609
    Operating lease income increased slightly to $55.1 million during the nine months ended September 30, 2020 from $54.8 million for the same period in 2019. The increase was primarily due to a full period of income for the nine months ended September 30, 2020 for Ground Leases acquired and classified as operating leases during 2019 and new Ground Leases acquired during 2020, partially offset by a decrease in percentage rent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

    Interest income from sales-type leases increased to $59.3 million for the nine months ended September 30, 2020 from $6.8 million for the same period in 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases.
    Other income for the nine months ended September 30, 2020 and 2019 includes $0.2 million and $1.8 million, respectively, of interest income earned on our cash balances. In addition, during both the nine months ended September 30, 2020 and 2019, we also recorded $0.3 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
    During the nine months ended September 30, 2020 and 2019, we incurred interest expense from our secured financings of $47.8 million and $18.2 million, respectively. The increase in 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
    Real estate expense was $1.8 million and $2.1 million during the nine months ended September 30, 2020 and 2019, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property appraisal fees and insurance expense. In addition, during both the nine months ended September 30, 2020 and 2019, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
    Depreciation and amortization was $7.1 million and $7.0 million during the nine months ended September 30, 2020 and 2019, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. The increase in 2020 was due primarily to an increase in the amortization of in-place intangible assets resulting from new acquisitions with in-place intangible assets.

    General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Management fees(1)	$9,283	$4,971
Public company and other costs	2,336	2,544
Expense reimbursements to the Manager	3,750	1,587
Stock-based compensation	1,555	1,450
Total general and administrative expenses	$16,924	$10,552
_______________________________________________________________________________
(1)Increase due to an increase in our equity.
    During the nine months ended September 30, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state taxes. During the nine months ended September 30, 2019, other expense consists primarily of costs associated with new investments, fees related to our derivative transactions and state taxes.
    During the nine months ended September 30, 2019, loss on early extinguishment of debt resulted from the refinancing of two mortgages on existing Ground Leases.

    During the nine months ended September 30, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing ground lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6). During the nine months ended September 30, 2019, losses from equity method investments resulted from costs attributable to transaction structuring activities for the venture.
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

    In October 2020, we added a lender to our Revolver bringing total capacity to $557.5 million. As of the date of this report, we had approximately $24 million of unrestricted cash, $518 million of undrawn capacity and the ability to borrow an additional $215 million on our Revolver, subject to the conditions set forth in the applicable loan agreement (refer to Note 8 for more information on our Revolver), without pledging any additional assets to the facility. We refer to this $239 million of unrestricted cash and additional borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11) and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt obligations and certain other commitments as of September 30, 2020 (refer to Note 8 and Note 9 to the consolidated financial statements).

	Amounts Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5 - 10 Years	After 10 Years

	(in thousands)
Long-Term Debt Obligations:(1)
Mortgages	$1,498,113	$—	$—	$—	$316,193	$1,181,920
Total principal maturities	1,498,113	—	—	—	316,193	1,181,920
Interest Payable	2,047,943	48,599	98,907	102,283	228,404	1,569,750
Purchase Commitments(2)	33,483	27,000	6,483	—	—	—
Total(3)	$3,579,539	$75,599	$105,390	$102,283	$544,597	$2,751,670
_______________________________________________________________________________
(1)Assumes the extended final maturity date for all debt obligations.
(2)Refer to Note 9 of the consolidated financial statements.
(3)We are also obligated to pay the third-party owner of a property that is ground leased to us $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, our tenant pays this expense directly under the terms of a master lease through 2035.

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

    As of September 30, 2020, we had $1.5 billion principal amount of fixed-rate debt outstanding and we did not have any floating-rate debt outstanding. In addition, as of September 30, 2020 we were party to derivative contracts to manage our interest rate risk that matured on October 1, 2020. As of September 30, 2020, assuming no change in our assets or liabilities, we expect no change in annual net income should interest rates increase or decrease.
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
The COVID-19 pandemic outbreak continues to impact the US and global economies. Many countries, including the United States, have instituted quarantines, mandated business and school closures and restricted travel. The US financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within certain sectors, including real estate. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last. At this time, we cannot predict the extent of the impacts of the COVID-19 crisis on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
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
•the hotel sector has been hit particularly hard by the pandemic. Excluding percentage rent, for both the nine months ended September 30, 2020 and the year ended December 31, 2019, approximately 15.0% of our total revenues came from our hotel leases. Operations at all of the hotel properties in our portfolio have been substantially reduced for the time being.
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
The COVID-19 crisis has adversely affected our new investment activity, primarily because equity and debt financing for real estate transactions, including leasehold loans, is constrained. In addition, the crisis has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist.
Our estimated UCA as of September 30, 2020 is based on current appraisals of only a portion of our assets and does not reflect the full potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio. The unknown duration of the pandemic combined with very limited transaction activity makes current real estate valuations uncertain and our estimated UCA could decline in future periods, and any such decline could be material.
We track the estimated value of the UCA in our owned residual portfolio as an indicator of the quality of our cash flow and safety of our position in a tenant's capital structure and to enable us to monitor changes in the value of the owned residual portfolio over time. In accordance with our policies, during the third quarter 2020 we obtained third party appraisals of the Combined Property Portfolio for properties that represented approximately 17.6% of the gross book value of our portfolio as of September 30, 2020. The majority of the rest of our portfolio was last appraised in the fourth quarter 2019 through the second quarter 2020. Hence, the estimated UCA as of September 30, 2020 does not reflect the full potential impact of the COVID-19 pandemic on the Combined Property Value of our portfolio. The unknown duration of the pandemic combined with very limited transaction activity makes current real estate valuations uncertain and our estimated UCA could decline in future periods, and any such decline could be material.
Our actual gross book value as a percentage of Combined Property Value as of September 30, 2020, which we use to assess risk and our seniority level in real estate capital structures, may be higher than our estimates.
As described in the immediately preceding risk factor, the Combined Property Value as of September 30, 2020 reflects current appraisals of only a portion of our portfolio; therefore, the actual Combined Property Value of our overall portfolio may be lower than our estimate at September 30, 2020. This in turn means that the gross book value as a percentage of Combined Property Value of our portfolio, which is a metric we use to assess risk and our seniority level in real estate capital structures, may be higher (i.e., indicate greater risk) than our estimates.
Our estimated Ground Rent Coverage as of September 30, 2020 does not reflect the effects of the COVID-19 pandemic on the estimated net operating income, or "NOI," of properties in transition or under development, and for other properties, may not reflect the full magnitude of the effects of the pandemic on property NOI. Given the uncertainty surrounding the duration of the pandemic and its effects, it is possible that the actual Ground Rent Coverage of our portfolio may be lower than our estimates, now or in the future.
Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date presented. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third party valuations where available, none of which has been adjusted to take into account any effects of the pandemic. With respect to other properties, the property NOI available to us at September 30, 2020 may not be indicative of future periods that will reflect the full magnitude of the effects of the pandemic for the entire period. Given the uncertainty surrounding the duration of the pandemic and its effects, it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended September 30, 2020.
In July 2020, we issued 60,372 shares of our common stock to our Manager as payment for the management fee for the three months ended June 30, 2020. These shares were not registered under the Securities Act.
The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended September 30, 2020. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
July 1 to July 31	—	$—	N/A	N/A
August 1 to August 31	80,514	$52.80	N/A	N/A
September 1 to September 30	72,381	$56.50	N/A	N/A
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements (unaudited).
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

Safehold Inc. Registrant
Date:	October 22, 2020	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	October 22, 2020	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	October 22, 2020	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)