Form 10-K
period 2020-12-31
Safehold Inc.
filed 2021-02-11
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
As of June 30, 2020, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $955.0 million, based upon the closing price of $57.49 on the New York Stock Exchange composite tape on such date.
As of February 9, 2021, there were 53,205,650 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the registrant's definitive proxy statement for the registrant's 2021 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Business

We are a publicly-traded company that operates our business through one reportable segment by acquiring, managing and capitalizing ground leases. We believe that our business has characteristics comparable to a high-grade, fixed income investment business, but with certain unique advantages. Relative to alternative fixed income investments generally, our ground leases typically benefit from built-in growth derived from contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both), and the opportunity to realize value from residual rights to take ownership of the buildings and other improvements on our land at no additional cost to us. We believe that these features offer us the opportunity to realize superior risk-adjusted total returns when compared to certain alternative highly-rated investments.
Ground leases generally represent the ownership of land underlying commercial real estate projects that is net leased on a long-term basis (base terms are typically 30 to 99 years, often with tenant renewal options) by the fee owner of the land (landlord) to the owners/operators of the real estate projects built thereon ("Ground Lease"), or what we refer to as a SafeholdTM. The property is generally leased on a triple net basis with the tenant generally responsible for taxes, maintenance and insurance as well as all operating costs and capital expenditures. Ground Leases typically provide that at the end of the lease term or upon tenant default and the termination of the Ground Lease upon such default, the land, building and all improvements revert to the landlord. We have become the industry leader in Ground Leases by demonstrating the value of the product to real estate investors, owners, operators and developers and expanding their use throughout major metropolitan areas.
We have a diverse portfolio of properties located in major metropolitan areas. All of the properties in our portfolio are subject to long-term leases consisting of Ground Leases and one master lease (covering five properties) that provide for contractual periodic rent escalations and in some cases percentage rent participations in gross revenues generated at the relevant properties.
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

Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, CPI or a combination thereof, and may also include a participation in the gross revenues of the property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture anticipated increases in land values over time, as well as serving as a basis for growing our dividend.
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
Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We track the unrealized appreciation in the value of our owned residual portfolio over our basis in the Ground Leases because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the safety of our position in a tenant's capital structure; (2) the quality of the long-term cash flows generated by our portfolio rent that increases over time; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.
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
The table below shows the current estimated unrealized capital appreciation in our owned residual portfolio ("UCA") as of December 31, 2020 and 2019 ($ in millions):(1)

	December 31, 2020	December 31, 2019
Combined Property Value(2)	$8,637	$7,538
Ground Lease Cost(2)	3,177	2,708
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,460	4,830
_______________________________________________________________________________
(1)Please review our Current Report on Form 8-K filed on February 11, 2021 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)Combined Property Value includes our 54.8% interest in our unconsolidated venture and $111.9 million and $416.0 million related to transactions with remaining unfunded commitments as of December 31, 2020 and 2019, respectively. Ground Lease Cost includes our 54.8% interest in our unconsolidated venture and $18.2 million and $81.3 million of unfunded commitments as of December 31, 2020 and 2019, respectively. As of December 31, 2020, our gross book value as a percentage of Combined Property Value was 40%.

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
We are a Maryland corporation and completed our initial public offering in June 2017. Our common stock is listed on the New York Stock Exchange under the symbol "SAFE." We are managed by our Manager pursuant to a management contract. We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We are structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2020, we owned 100% of the limited partner interests and a subsidiary of ours owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford us certain benefits as we seek to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to us.
Investment Strategy
    Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our shareholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:
•Create a Ground Lease with a Third Party. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.
•Acquire Existing Ground Leases. We seek to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as an UPREIT gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using Operating Partnership units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.
•Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.
•Acquire a Commercial Real Estate Property to Create a Ground Lease. We seek in select instances, in partnership with our Manager, to acquire commercial real estate properties that have the potential to be converted into an ownership structure that includes a Ground Lease retained by us and a leasehold interest that may be acquired by our Manager or sold to a third party.
•Finance Third Party Ground Leases. Combining our capital resources with our Manager's relationships and Ground Lease expertise, we seek opportunities to originate Ground Lease investments in conjunction with our Manager's origination of a leasehold financing with the same customer.
We generally intend to target Ground Leases that meet some or all of the following investment criteria:
•Properties located in major metropolitan areas;
•Average remaining initial lease terms of 30 to 99 years;
•Periodic contractual rent escalators or percentage rent participations;
•Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date;
•Ground Rent Coverage, defined as the ratio of the Property's NOI to the annualized rental payment due us, of approximately 2.0x to 4.5x for the initial 12-month period of the lease. Property NOI is defined as the trailing twelve month net operating income of the building and improvements being operated at the property without giving effect to any rent paid or payable under our Ground Lease, and for this purpose we use estimates of the stabilized Property NOI if we don't receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market;
•First year cash return on asset of between 2.5% and 4.0% and effective yields between 4.5% and 5.5%;
•Properties that we believe are well located in markets with high barriers to entry and that have durable cash flow; and
•Transaction sizes up to $500 million.
Financing Strategy
We utilize and expect to continue to utilize leverage. Our current strategy is to generally target overall leverage at an amount that is approximately 25% of the aggregate Combined Property Value of our portfolio, but not to exceed an overall ratio of 2:1 relative to our total equity. However, our organizational documents do not limit the amount of indebtedness that we may incur. We anticipate that our Manager, under the supervision of our board of directors, will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity issuances, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors, including the restrictive covenants under our debt obligations. Subject to our qualification as a REIT, we seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements.
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
Conflict of Interest Policies
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also officers and/or directors of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of CARET Units; and conflicts in allocating investments to a potential iStar-managed investment fund in which we may invest. iStar is our largest shareholder and owned approximately 65.4% of our common stock as of December 31, 2020. In addition, two directors of iStar serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar has significant influence over us. We have adopted a policy that all transactions between iStar (and its affiliates) and us must be approved by a majority of our disinterested directors. However, we cannot assure you this policy or other policies and provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all shareholders. See "Risk Factors – Risks Related to our Relationship with our Manager and its Affiliates – There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders."
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

Regulation
We believe that we have been organized and have operated in a manner that has enabled us to maintain our qualification as a REIT and our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, and we intend to continue to do so. In addition, our properties are subject to various laws, ordinances and regulations. Our tenants are generally responsible under our Ground Leases for taxes, maintenance and insurance as well as all operating costs and capital expenditures, including capital expenditures that may result from compliance with environmental and other laws and regulations. Although our tenants are primarily responsible for any damages and claims arising from the leased properties' compliance with applicable environmental and other laws and regulations, a tenant's bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
Code of Conduct
The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, Manager and employees of our Manager who perform services for us (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers, the Manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company's website at www.safeholdinc.com. The Company will disclose on its website material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2020, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.
Human Capital Resources
We have no employees and rely on our Manager for our human capital resources. Our management agreement requires that our Manager provide us with a management team, including a chief executive officer, chief financial officer, chief compliance officer and other appropriate support personnel, to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us, although we have granted equity compensation in the form of CARET Units and other stock-based awards to members of senior management and other iStar employees, and expect to do so in the future. Our Manager has advised us that it had 145 employees as of December 31, 2020 compared to 155 employees as of December 31, 2019. Substantially all of our Manager's employees are full time employees.

Our Manager has publicly announced that scaling our business is one of its principal business strategies and that it has devoted substantial additional personnel and other resources to these efforts beginning in early 2019 when we and iStar announced an expansion of our relationship. Our Manager has reported that in its recruiting efforts, our Manager generally strives to have a diverse group of candidates to consider for roles. In addition, our Manager has reported that it maintains a variety of development, health and wellness and charitable programs for its personnel, including those who provide services to us.
In fiscal 2020, as a result of the COVID-19 pandemic, substantially all of our Manager's workforce worked remotely throughout the initial several months of the COVID-19 pandemic, and our Manager instituted safety protocols and procedures to enable certain employees to work on site in shifts later in the year.
Additional Information
We maintain a website at www.safeholdinc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, we file quarterly and special reports, proxy statements and other information with the SEC. Through our website, we make available free of charge our annual proxy statement, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.

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
Risks Related to Our Portfolio and Our Business
Our business and growth prospects have been adversely affected by the COVID-19 pandemic and could be adversely affected in the future by the COVID-19 pandemic or the outbreak of any other highly infectious or contagious diseases.

The COVID-19 pandemic adversely affected our growth in 2020 and could adversely affect our business and growth in the future. At this time, we cannot predict the full extent or duration of the impacts of the COVID-19 pandemic on our business. COVID-19 or another pandemic could adversely affect us due to, among other factors:

•closures of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•deteriorations in our tenants' financial condition and access to capital which could cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;
•the impact on the hotel industry generally and our hotel assets specifically, which accounted for approximately 15.2% and 15.0% of our total revenues for the years ended December 31, 2020 and 2019, respectively, excluding percentage rent;
•the impact on our percentage rent revenues, all of which are based on operating performance at our hotel properties, which constituted approximately 2.5% and 4.6% of our total revenues for the years ended December 31, 2020 and 2019, respectively; we expect a material decline in percentage rent payable to us in 2021 in respect of 2020 hotel operating performance;
•deteriorations in our financial performance which could cause us to be unable to satisfy debt covenants, including cash flow coverage tests in our revolving credit facility, which could trigger a default and acceleration of outstanding borrowings;
•difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations, growth or address maturing liabilities;
•a deterioration in iStar's business performance and liquidity, which could adversely affect its ability to participate in future capital raising transactions that we may undertake;
•delays in the supply of products or services that are needed for our and our tenants' efficient operations; and
•a deterioration in our Manager's business continuity or the health of its personnel during a disruption.

In addition to the potential adverse effects described above, our business and growth prospects may be adversely affected even after the COVID-19 pandemic ends as a result of ongoing negative business trends in the travel industry, which will adversely affect the hotel properties in our portfolio and the percentage rents that we receive from them, and the possibility that our office properties in urban areas experience less demand and declines in value due to employees working from home or relocation trends away from urban centers. As of December 31, 2020, approximately 56% of the gross book value of our Ground Lease portfolio is comprised of predominantly urban office properties. The lack of certainty as to when the COVID-19 pandemic will significantly subside and its after-effects on certain sectors of the economy and commercial real estate markets preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 or another pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods.

Certain metrics that we report and monitor may not reflect the full potential impact of the COVID-19 pandemic. Our reported estimated UCA and Combined Property Value are based, in part, on third party appraisals that we obtained on a rolling basis during 2020. In the first through fourth quarters of 2020, we obtained third party appraisals of the Combined Property Value for properties that represented approximately 31%, 8%, 16% and 15%, respectively, of our total portfolio based on the gross book value of the associated Ground Leases as of December 31, 2020. Hence, the estimated UCA and ratio of gross book value to the Combined Property Value of our portfolio, which are metrics that we report and that management tracks, in part, to assess risk and our seniority in capital structures, may not reflect the full effects of the COVID-19 pandemic as of their dates of determination. The unknown duration of the COVID-19 pandemic combined with limited transaction activity makes current real estate valuations uncertain and our estimated UCA and ratio of gross book value to Combined Property Value could decline in future periods, and any such decline could be material.

Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third party valuations where available, none of which has been adjusted to take into account any effects of the COVID-19 pandemic. With respect to other properties, the property NOI available to us at December 31, 2020 may not be indicative of future periods, depending on the direction and magnitude of the effects of the COVID-19 pandemic for the entire period. Given the uncertainty surrounding the duration of the COVID-19 pandemic and its effects, and the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.
The achievement of our investment objectives depends, in part, on our ability to continue to grow our portfolio. We cannot assure you that the market for Ground Leases will enable us to meet our growth objectives. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants. In addition, increases in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.
The COVID-19 pandemic adversely affected our new investment activity in 2020 and is expected to continue to do so in 2021. Equity and debt financing for real estate transactions, including leasehold loans, has been constrained. In addition, transactions have generally been more difficult to execute as people work from home and third parties such as governmental offices, survey, insurance and similar services have more limited capacities.
These and other factors outside our control may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.
Our operating performance and the market value of our properties are subject to risks associated with real estate assets.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may adversely affect our operating results and decrease cash available for distributions to our shareholders, as well as the market value of our properties. These events include, but are not limited to:
• adverse changes in international, national, regional or local economic and demographic conditions;
• adverse changes in the financial position or liquidity of tenants and potential buyers of properties;
• competition from other real estate investors with significant capital, including real estate operating companies, other publicly traded REITs, institutional investment funds, banks, insurance companies and individuals;
• potential liability under environmental laws as an owner of real property;
• our tenants' failures to maintain adequate insurance on their properties as is typically required by our leases and the inability to insure against certain events, including acts of God; and
• changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in attractive investment opportunities, the availability of financing for buyers and lessees of our properties or an increased incidence of defaults under our existing leases. As a result of the foregoing, there can be no assurance that we can achieve our investment objectives.

The rental payments under our leases may not keep up with changes in market value and inflation.
The leases at most of our properties provide for rental payments that are CPI-Linked or fixed with future CPI adjustments. These rent adjustments may not keep up fully with changes in inflation. They may also not keep up with increases in market rental rates. As a result, we may not capture the full value of the land underlying our leases at given points in time or the UCA at lease expiration. Future leases that we enter into are likely to contain similar or other limitations on rent increases, which may limit the appreciation in value of our land, our net asset value and our UCA.
We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.
Above-market lease rates at some of the properties in our portfolio at the time of any Ground Lease renewal or re-lease may force us to renew some expiring leases or re-lease properties at lower rates. We cannot assure you existing tenants will exercise any extension options or that our expiring leases will be renewed or that our properties will be re-leased at lease rates equal to or above their then weighted average lease rates. Tenants may fail to properly maintain their improvements, and certain improvements may become obsolete over the long terms of our Ground Leases, which may impair the value and the UCA that we are able to realize upon a sale or re-leasing, or require us to make significant investments in order to restore the property to a suitable condition.
A lack of recourse to creditworthy counterparties may adversely affect us.
The tenants under our Ground Leases are typically special purpose entities formed to enter into our leases and own the improvements built on our land. If we have to take action to enforce our leases, we may not have access to assets of the tenants other than our lease and the tenant's improvements. We may have limited or no recourse against a separate creditworthy guarantor. Disputes may arise between us and a tenant that result in the tenant withholding rent payments, possibly for an extended period. If a tenant fails to maintain our land and their improvements in accordance with our lease terms, their value may decline materially. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property, or may impair the value of our properties and the UCA that we may realize from them.
Counterparty, geographic and industry concentrations may expose us to financial credit risk.
For the year ended December 31, 2020, our two largest tenants by revenues, the tenants of our 1111 Pennsylvania Avenue Ground Lease and our Park Hotels Portfolio Ground Lease, accounted for approximately 10.4% and 9.0%, respectively, of our total revenues. For the year ended December 31, 2020, 17.7% of our total revenues came from hotel properties, including 2.5% of our total revenues which represented percentage rent participations in operating revenues at the hotels located on the properties. We could be materially and adversely affected by negative factors affecting such concentrations. We expect a material decline in percentage rent payments from our hotel leases in 2021 (which reflect 2020 operations) versus 2020 due to the impact of the COVID-19 pandemic. Industry experts predict continued declines in corporate budgets and consumer demand for travel even after the COVID-19 pandemic subsides, and such declines may continue for several years. Percentage rent payments under our Ground Leases are likely to continue to be negatively affected while these conditions persist. In addition, as of December 31, 2020, our portfolio had the following regional geographic concentrations based on gross book value: Northeast-40%, West-22%, Mid-Atlantic-18%, Southeast-9%, Southwest-8% and Central-3%.
Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.
The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the Park Hotels Portfolio for any year and a threshold amount of approximately $81.4 million. As a result, a deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under any of the remaining hotels in the Park Hotels Portfolio, and it is possible that poor operating performance at one or more hotels in the Park Hotels Portfolio could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.
The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2020 and total percentage cash rental income during the year ended December 31, 2020 for such property totaled an aggregate of $5.6 million, or approximately 6.1% of the cash income of our entire portfolio. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease. If the underlying Ground Lease is not renewed by the landlord on or before its expiration in 2044, our lease of the Doubletree Seattle Airport hotel to our tenant would also terminate which would result in the loss to us of the rental income from this hotel as well as any UCA that had not been realized by that time.
Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others:
•Our Park Hotels master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease.
•Prior to the expiration of the Ground Lease relating to an office property that represents 2.3% of the gross book value of our portfolio as of December 31, 2020, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property.
•The Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037.
•The tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party.
The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.
We rely on Property NOI as reported to us by our tenants.
In evaluating Ground Rent Coverages and estimating Combined Property Values as indicators of the security of the rent owed to us pursuant to a Ground Lease and the safety of our investment in a Ground Lease, we rely, to a significant degree, on Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with GAAP or that have been audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared. Our leases also generally do not require notice to us or our approval for rent concessions or abatements given by our tenants to their subtenants. We assume the accuracy and completeness of information provided to us by our tenants or that is publicly available and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments used in its preparation. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Property NOI. In addition, with respect to properties under development or renovation, Ground Rent Coverage reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.
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

Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants, and accordingly may not be indicative of actual values.

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

Pursuant to the typical terms of a Ground Lease, we regain possession of the land and generally take title to the building and any improvements thereon, without the payment of any additional consideration by us. We regard the difference between the initial Ground Lease value and the Combined Property Value as UCA in our owned residual portfolio that we may realize at the end of the lease through a releasing or sale transaction, or perhaps by operating the property directly. To the extent we choose to operate a property directly, we will be subject to additional risks associated with leasing commercial real estate, including responsibility for property operating costs, such as taxes, insurance and maintenance, that previously were paid for by our tenant pursuant the Ground Lease. Though we estimate Combined Property Value using one or more valuation methodologies that we consider appropriate, there can be no assurance that this estimate or the amount of any UCA in our owned residual portfolio is accurate at the time we invest in a Ground Lease. Even if we estimate that a UCA exists initially, we will generally not be able to realize that appreciation through a near term transaction, as the property is leased to a tenant pursuant to a long-term lease. While the value of commercial real estate as a broad class has generally increased over extended periods of time and is believed by some to exhibit a positive correlation with rates of inflation, the value of a particular commercial real estate asset is primarily a function of its location, overall quality and the terms of relevant leases. Since our leases are typically long-term (base terms ranging from 30 to 99 years), it is possible that the UCA in our owned residual portfolio will increase in value, but over long periods of time. However, the Combined Property Value of a particular property at the end of a Ground Lease will be highly dependent on its unique attributes and there can be no assurance that it will exceed the amount of our initial investment in the Ground Lease. Moreover, no assurance can be given that the market price of our common stock will include any value attributable to the UCA in our owned residual portfolio. In addition, our ability to recognize value through reversion rights may be limited by the rights of our tenants under some of our Ground Leases. See "—Certain tenant rights under our Ground Leases may limit the value and the UCA were able to realize upon lease expiration, sale of our land and Ground Leases or other events." Moreover, the market price of our common stock may not reflect any value ascribed to the UCA in our owned residual portfolio, as it is difficult and highly speculative to estimate the value of a commercial real estate portfolio that may be realized at a distant point in time.

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
We may be materially and adversely affected by the exercise of leasehold mortgagee protections.
We typically permit tenants to obtain mortgage financing secured by their leasehold interest and to assign the lease and the tenant's rights under the lease to the mortgagee as collateral. The leasehold mortgagee typically has the right to receive notices and cure tenant defaults under the lease, the right to require us to enter into a new lease with a successor tenant on the same terms as the existing lease and the right to consent to certain actions. We may grant a leasehold mortgagee additional time to cure certain non-monetary defaults and may agree to defer certain remedies while the leasehold mortgagee is endeavoring to cure a default. In addition, some leasehold mortgage lenders may insist, should a casualty, loss or condemnation occur, upon using insurance proceeds to reduce the tenant's debt to it rather than restoring or repairing the casualty, loss or condemnation, although the tenant would likely not be able to generate sufficient revenues from the resulting property to pay ground rent to us. There can be no assurance that we will not be materially and adversely affected by a leasehold mortgagee's exercise of such mortgagee protections.
We are subject to the risk of bankruptcy of our tenants.
The bankruptcy or insolvency of a tenant may materially and adversely affect the income produced by our properties or could force us to "take back" a property as a result of a default or a rejection of the lease by a tenant in bankruptcy, any of which could materially and adversely affect us. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant and assume ownership of the building and improvements thereon solely because of the bankruptcy if the tenant continues to comply with the terms of our lease. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be a general unsecured claim subject to a statutory cap that might be substantially less than the rent actually owed to us under the lease. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. Although our tenants are primarily responsible for any environmental damages and claims related to the properties, a tenant's bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
It is also possible that a bankruptcy court could re-characterize our Ground Leases as secured lending transactions depending on its interpretation of the terms of the lease. If a lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property subject to the lease and could lose the legal as well as economic attributes of the owners of the property, which could have a material adverse effect on us.
We may directly own one or more commercial properties, which will expose us to the risks of ownership of operating properties.
There may be instances where we take ownership of a commercial property for a period of time prior to the separating it into fee and leasehold interests. In addition, we may own and operate commercial properties that revert to us upon the expiration or termination of a Ground Lease. The ownership and operation of commercial properties will expose us to risks, including, without limitation, the risks described above under "—Our operating performance and the market value of our properties are subject to risks associated with real estate assets and the real estate industry, which could materially and adversely affect us." Additionally, we may be required to hold a commercial property in a taxable REIT subsidiary ("TRS"), and any gain from the subsequent sale of the property or a leasehold interest in it would be subject to corporate income tax. See "—Tax Risks Related to Ownership of Our Shares—Our TRSs are subject to special rules that may result in increased taxes."

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
Cybersecurity risk and cyber incidents may adversely affect our business.
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
Risks Related to Our Relationship with Our Manager and its Affiliates
Termination of the management agreement would be difficult and costly.
Termination of the management agreement without cause will be difficult and costly. Prior to June 30, 2023, we may not terminate the agreement except for certain cause events. Thereafter, the agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon unsatisfactory long-term performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole. The agreement may also be terminated beginning with the seventh annual renewal term after the initial term upon a finding by at least two-thirds of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent any termination due to unfair fees by accepting a reduction of the management fee agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days' written notice of any termination. Additionally, upon such a termination, or if we are in default of the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the last completed fiscal year immediately preceding the effective date of termination. These provisions increase the cost to us of terminating the management agreement, adversely affect our ability to terminate the management agreement without cause and may inhibit change of control transactions that may be in the interests of our non-iStar shareholders.
Our Manager's liability is limited under the management agreement, and we could experience poor performance or losses for which our Manager would not be liable.
Our Manager does not assume any responsibility under the management agreement other than to render the services called for and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Additionally, our Manager and its affiliates, personnel, shareholders and others are not liable for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its affiliates, personnel, shareholders and others with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in accordance with and pursuant to the management agreement.
We expect our reimbursement obligations to our Manager to increase further as we grow.

We are required to reimburse our Manager for costs incurred by it on our behalf to operate our business, including our allocable share of the compensation and related costs of certain Manager personnel and, at our Manager's option, rent, utilities and other overhead. Our expenses have grown and our Manager has elected to seek reimbursement of additional expenses, including, without limitation, rent, overhead and certain personnel costs. We intend to continue our efforts to grow materially, which we expect will result in increased reimbursements to our Manager, which may be material in amount.

The loss of our Manager or its key personnel could threaten our ability to operate successfully.
Our future success depends, to a significant extent, upon the continued services of our Manager and its management team. In particular, the Ground Lease experience of the management team and the relationships they have developed with customers, brokers and financing services are critically important to the success of our business. The loss of services of our Manager or one or more members of our Manager's management team, whether as a result of their departure from iStar, a change of control of iStar or iStar's unilateral decision to no longer make them available to our Manager, could threaten our ability to operate our business successfully. The management agreement does not require our Manager to devote all of its resources or for its personnel to devote all of their business time to managing our affairs or for iStar to allocate any specific officers or employees to our Manager for our benefit. The ability of our Manager, iStar and their officers and employees to engage in other business activities may reduce the time our Manager spends managing us.
Transactions between iStar and us were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
Transactions between iStar and us, including our management agreement (refer to Note 13) and certain other transactions (refer to Note 11 and Note 13) were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with iStar because of our desire to maintain our ongoing relationship with iStar and our Manager.
There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders.
Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also directors or officers of iStar. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar's other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of CARET Units; and conflicts in allocating investments to a potential iStar-managed investment fund in which we may invest, as discussed further below. Transactions between iStar and us would be subject to the approval of a majority of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. As of December 31, 2020, iStar owned approximately 65.4% of our outstanding common stock. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Additionally, the fiduciary duties of executive officers and our directors who are also directors or officers of iStar to iStar and us may come in conflict from time to time. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships and iStar's significant ownership of our common stock, iStar has significant influence over us. Additionally, although we entered into an exclusivity agreement with iStar, the agreement contains exceptions to iStar's exclusivity for opportunities that include only an incidental interest in Ground Leases and opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar's Net Lease Venture for at least three years after our initial public offering. Accordingly, the exclusivity agreement will not prevent iStar from pursuing certain Ground Lease opportunities directly or through the aforementioned Net Lease Venture.
iStar is considering the formation of an investment fund in which we would invest, which would be managed by an affiliate of iStar and would target the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase, unlike the later stage development Ground Leases that fit our investment criteria. iStar may face conflicts of interest in fulfilling its duties to us and the fund. iStar, through our Manager and the manager of such fund, would be responsible for identifying and appropriately allocating investments between the fund and us, based upon the fund's and our respective investment criteria. In addition, iStar would be involved in establishing the price and the conditions of our purchases of assets from any such fund. We expect that the fund would have a different fee structure than the fee structure of our management agreement with iStar, which could potentially be more favorable to iStar than the management fees we pay to iStar. If iStar fails to deal appropriately with these and other conflicts, our business could be adversely affected. There can be no assurance that the terms of our investment in any such fund or transactions we may engage in with such fund will be as favorable as those we may achieve in an arm's length transaction with unaffiliated parties.

There can be no assurance that the potential fund would be successful, and making investments through the fund may be less favorable to us than making them directly.

The potential fund would pursue a new investment strategy targeting pre-development Ground Leases and there can be no assurance that the fund would be successful in pursuing this strategy, in originating investments or in raising third party investment capital. Moreover, there can be no assurance that the pre-development projects underlying the fund's Ground Leases would achieve the conditions necessary to meet our investment criteria for purchase in the future. We currently expect that the time for a project to move from pre-development to development will range from one to four years. No such fund has been formed and no commitments have been made by any third parties to subscribe for interests in any such fund. We have entered into one letter of intent contemplating a forward commitment by us to purchase a $240 million Ground Lease for an office development project upon that project's meeting our investment criteria from either the potential fund or, if the fund is not formed, from iStar, which would raise additional conflicts of interest, but we have no binding agreement to acquire this Ground Lease or any other asset from the potential fund or iStar. Investments in the potential fund, or financial commitments to fund future Ground Leases, could reduce the amount of available capital for other investments, and could limit our financial flexibility or require us to increase our leverage. Investments in the potential fund, or financial commitments to fund future Ground Leases, could reduce the amount of available capital for other investments, and could limit our financial flexibility or require us to increase our leverage. Moreover, our manager has no track record in completing Ground Lease transactions that would meet any such fund's investment criteria.
As a limited partner in the fund, we would receive only a portion of the returns from the investments while they are held by the fund, and such returns will be reduced by the fees paid to the manager of the fund and such fees may exceed the fee we pay our iStar-affiliated manager. In addition, as a limited partner, we would have no active role in managing the fund and would have only limited approval rights. Our interest in the fund would be illiquid.
If we enter into any forward purchase agreement or other arrangement to purchase a Ground Lease from such fund in the future, any such forward purchase agreement or arrangement to acquire the Ground Lease from the fund may not be priced to appropriately reflect any decline in the value of the Ground Lease which may occur due to changes in interest rates, material adverse changes in the property or the Ground Lease tenant or other factors between the time of its origination and the time that we purchase it from the fund, or other unanticipated events. Furthermore, we may be required to finance such commitments in the future, and there can be no assurance that such financing will be available on attractive terms, or at all.

The management fee payable to our Manager may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio.
The management fee payable to our Manager is based on the amount of our total equity (as defined in the management agreement) at the end of each quarter, regardless of our performance. Our total equity for the purposes of calculating the management fee is not the same as, and could be greater than, the amount of total equity shown on our balance sheet. The possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager's entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio.
Our board of directors will not approve each investment decision made by our Manager, which may result in our Manager making riskier investments on our behalf than would be specifically approved by our board of directors.
Our directors do not review all of our proposed investments, which may result in our Manager making riskier investments on our behalf than would be specifically approved by our board of directors. In addition, in reviewing certain investments, our directors may rely primarily on information provided to them by our Manager. Furthermore, it may be difficult or impossible to unwind transactions by the time they are reviewed by our directors. Our Manager has great latitude, which could result in investment returns that are substantially below expectations or that result in losses. Our Manager may change its investment process without stockholder approval at any time. Decisions made and investments entered into by our Manager may not fully reflect your best interests.
Financing and Investment Risks
Our debt obligations will reduce cash available for distribution and expose us to the risk of default.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to fund investment activities or to make distributions currently contemplated or necessary for us to maintain our qualification as a REIT. If interest rates, and therefore, the costs of our debt rise faster and by greater amounts than any rent escalations and percentage rents under our leases, we may not generate sufficient cash to pay amounts due under our borrowings. Additionally, given the long term of our Ground Leases and the comparatively shorter term of our debt, there may be a misalignment between interest rates at the time of a refinancing and our expected revenue stream under a Ground Lease. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Our level of debt, the costs of our debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including, without limitation, the following:
• our cash flow may be insufficient to meet our required principal and interest payments;
• we may be unable to borrow additional funds as needed on favorable terms, or at all;

• we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
• increases in interest rates could materially increase our interest expense and adversely affect our growth by significantly increasing the costs of future investments;
• we may be forced to dispose of one or more of our assets, possibly on disadvantageous terms;
• our Revolver prohibits us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification;
• the actions or omissions of our tenants over which we have no direct control, such as a failure to pay required taxes, may trigger an event of default under certain of our mortgages (refer to Note 8);
• if we default on our debt, the lenders or mortgagees may accelerate our debt obligations, repossess and/or take control of the properties, if any, that secure their loans and collect rents and other property income; and
• our default under debt agreements could trigger cross-default or cross acceleration of our other debt.
Our failure to hedge interest rates effectively could materially and adversely affect us.
Subject to our qualification as a REIT, we seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting. Should we desire to terminate a hedging arrangement, we may incur significant costs.
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
We hold our Ground Lease at 425 Park Avenue through a subsidiary REIT owned by us and a third party, and we may co-invest in the future with third parties through partnerships, joint ventures or other entities. Under our stockholder's agreement with an institutional investor that invested in us prior to our initial public offering, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we may not be in a position to exercise sole decision-making authority regarding material decisions. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and create distractions for our executive officers and/or directors. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners' or co-venturers' share of such debt if they fail to make the required payments in order to preserve our investment.
Our depreciation expenses are expected to be limited for financial and tax reporting purposes, with the result that we will be highly dependent on external capital sources to fund our growth.
As an owner of land, we expect to record limited depreciation expenses for either financial reporting or tax reporting purposes. As a result, we will not have significant depreciation expenses that will reduce our net taxable income and the payment ratio of our distributions to our cash available for distribution to our shareholders or other metrics is likely to be higher than at many other REITs. This also means that we will be highly dependent on external capital sources to fund our growth. If capital markets are experiencing disruption or are otherwise unfavorable, we may not have access to capital on attractive terms, or at all, which could prevent us from achieving our investment objectives.

The replacement of LIBOR may affect the value of certain of our financial obligations and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In December 2020, ICE Benchmark Association, the administrator of LIBOR, published a consultation regarding its intention to cease publication of US dollar LIBOR after June 2023. As of December 31, 2020, approximately 12.6% of the total principal amount of our outstanding debt was floating rate debt. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
Risks Related to Our Organization and Structure
We are a holding company and will rely on funds from our Operating Partnership to pay our obligations and distributions to our shareholders.
We conduct substantially all of our operations through our Operating Partnership. As a holding company, claims of shareholders are structurally subordinated to all existing and future creditors and preferred equity holders of our Operating Partnership and its subsidiaries. Additionally, holders of equity interests in our subsidiaries, including joint venture partners and holders of CARET Units, will be entitled to share in liquidation proceeds to the extent of their interests therein. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of our Operating Partnership or its subsidiaries, assets of our Operating Partnership or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full and only to the extent of the Operating Partnership's interests in the subsidiaries.
The concentration of our voting power may adversely affect the ability of investors to influence our policies.
As of December 31, 2020, iStar owned approximately 65.4% of the outstanding shares of our common stock. We entered into a Stockholder's Agreement with iStar, pursuant to which iStar agreed to limit its aggregate voting power in us to 41.9% and iStar agreed to certain standstill provisions. Consequently, iStar has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our directors, executive officers and iStar could exercise influence in a manner that is not in the best interest of our other shareholders. The concentration of voting power in iStar might also have the effect of delaying, deferring or preventing a change of control that our other shareholders may view as beneficial.
Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.
Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest, including, among others, the following:

•Pursuant to the Maryland General Corporation Law, or the MGCL, our board of directors has by resolution exempted business combinations between us and any other person from the business combination provisions of the MGCL, and our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
•Our ability as general partner of the Operating Partnership to make certain amendments to the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners.
•The right of the limited partners of our Operating Partnership to consent to transfers of our general partnership interest and mergers or other transactions involving us under specified circumstances.
•Our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock.

•Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, our board of directors could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.
Our charter limits the liability of our present and former directors and executive officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. The partnership agreement of our Operating Partnership also limits the liability of our directors, officers and others. Additionally, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of any duty owed by us or by any director or officer or other employee to us or to our shareholders; (c) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the MGCL or our charter or bylaws; or (d) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division. These provisions of our organizational documents may limit shareholder recourse for actions of our present and former directors and executive officers and limit their ability to obtain a judicial forum that they find favorable for disputes with our company or our directors, officers, employees, if any, or other shareholders.
Conflicts of interest exist or could arise between our shareholders and limited partners.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and executive officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to our company. Our Operating Partnership agreement provides that in the event of a conflict in the duties owed by us to our shareholders and the fiduciary duties owed by us, in our capacity as general partner of our Operating Partnership, to those limited partners, we will fulfill our fiduciary duties to those limited partners by acting in the best interests of our company. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.
Risks Related to Our Common Stock
Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.
All future distributions will be made at the discretion of our board of directors and will depend on a number of factors, including our actual or anticipated results of operations, cash flows and financial position, our qualification as a REIT, restrictions in our financing agreements, economic and market conditions, applicable law, and other factors as our board of directors may deem relevant from time to time. Our Revolver prohibits us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or borrow funds, issue equity or sell assets to pay for such distribution, or eliminate or otherwise reduce the amount of such distribution. Any distributions we make in the future could differ materially from our past distributions or current expectations. If we fail to meet the market's expectations with regard to future operating results and cash distributions, the market price of our common stock could be adversely affected.
The availability of shares and units for future sale could adversely affect the market price of our common stock.
We cannot predict whether future issuances of shares of our common stock or Operating Partnership units or the availability of shares for resale in the open market will decrease the market price of our common stock. We pay management fees to our Manager in cash or in shares of our common stock at the discretion of our independent directors. Under the terms of registration rights agreements, iStar received rights to have shares of common stock issued from time to time registered for resale under the Securities Act. We may also issue shares of common stock or Operating Partnership units in connection with future acquisitions. Issuances or resales of substantial amounts of shares of our common stock or Operating Partnership units, or the perception that such issuances or resales might occur could adversely affect the market price of our common stock. This potential adverse effect may be increased by the large number of shares of our common stock that are or will be owned by iStar to the extent that it resells, or there is a perception that it may resell, a significant portion of its holdings. In addition, future issuances of shares of our common stock or Operating Partnership units may be dilutive to holders of shares of our common stock and may reduce the market price of our common stock. Existing shareholders have no preemptive rights.
Distributions to holders of CARET Units will reduce distributions to us upon certain capital transactions. The economic interests of the CARET Units will not be diluted by future issuances of common stock. The terms of CARET Units could result in conflicts of interest between our management and our stockholders.
CARET Units generally entitle holders to a share of cash distributions in respect of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The number of authorized CARET Units is a fixed amount. We have established an equity incentive plan providing for grants of CARET Units to our directors, officers and employees of our Manager and other eligible participants representing up to 15% of all distributions made to holders of CARET Units. Such grants are subject to stock price hurdles (all of which have been satisfied as of December 31, 2020) and time-based service conditions. We own the remaining 85% of the CARET Units, and we may choose to sell a portion of them to third parties in the future, which would reduce our current percentage interest (and indirectly the interest of our shareholders) in cash distributions in respect of CARET Units. Additionally, issuances of additional shares of our common stock will reduce an individual stockholder's indirect interest in CARET Units, while the interests of CARET Unit holders are fixed. Conflicts of interest could arise between the interests of holders of CARET Units and holders of our common stock with respect to decisions of whether to invest in Ground Leases that hold greater potential for future distributions to CARET holders versus current distributions to common stockholders, whether to extend, sell, hold or refinance a Ground Lease or combined property in the future and whether to issue new shares of common stock. Thus, holders of shares of our common stock bear the risk that CARET Units will dilute our common stockholders' economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock.
Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.
We may issue debt or equity securities in the future. Upon liquidation, holders of our debt and preferred stock will receive a distribution of our available assets before holders of our common stock. Our preferred stock, if issued, would also likely have a preference on periodic dividends, which could limit our ability to make distributions to holders of shares of our common stock. We cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances or sales of debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and may result in conflicts of interest.
Tax Risks Related to Ownership of Our Shares
Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our shareholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we are treated as a "successor" of iStar (within the meaning of Treasury Regulations Section 1.856-8(c)(2)) and iStar's REIT status were terminated or revoked, we would be prohibited from electing to be taxed as a REIT until the fifth calendar year following the year in which iStar Inc.'s qualification was lost.
The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.
In order to qualify as a REIT, we must distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net taxable income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax.
Our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. Also, certain Ground Lease transactions we enter into may be determined to have a financing component, which may result in a timing difference between the receipt of cash and the recognition of income for U.S. federal income tax purposes. In addition, we may be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to use cash reserves, incur debt, issue equity or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to eliminate U.S. federal income tax and the 4% nondeductible excise tax in that year.
Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.
Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable C corporations, including TRSs. Such subsidiary corporations will be subject to U.S. federal, state and local corporate income taxes, including potential penalty taxes, which would decrease the cash available for distribution to our shareholders.
Item 1b.    Unresolved Staff Comments
None.

Item 2.    Properties
    Our principal executive offices are located at 1114 Avenue of the Americas, New York, New York, 10036. See Item 8—"Financial Statements and Supplementary Data—Schedule III for a listing of properties held by us for investment purposes.
Item 3.    Legal Proceedings
We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Equity and Related Stock Matters
Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 19 holders of record of common stock as of February 9, 2021. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.
Unregistered Sales of Equity Securities
In addition to previously reported unregistered sales of equity securities, in October 2020, we issued 49,790 shares of our common stock to our Manager as payment for the management fee for the three months ended September 30, 2020. These shares were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2020.
Disclosure of Equity Compensation Plan Information

In connection with our initial public offering, we adopted an equity incentive plan (the "2017 Plan") to provide equity incentive opportunities to members of our Manager’s management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel. Our equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards up to an aggregate of 907,500 (representing 5% of the issued and outstanding shares of our common stock as of the closing of our initial public offering).

In each of the second quarters of 2017, 2018 and 2019, we issued 40,000 fully-vested shares to our directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2020, we issued 22,000 fully-vested shares to our directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, we granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, to an employee of the Manager, representing the right to receive 25,000 shares of our common stock on January 5, 2022, if the employee is employed by the Manager on that date.

The following table presents certain information about our equity compensation plan as of December 31, 2020:

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity incentive plans approved by shareholders(1)	—	—	740,500
Equity incentive plans not approved by shareholders	—	—	—
_______________________________________________________________________________
(1)Composed of the 2017 Plan.

In the third quarter 2018, we adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Our shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of our common stock price. Once a particular stock price hurdle is met, a portion of the awards becomes vested, but remains subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. We own the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to our independent directors and employees of the Manager and will be recognized over a period of four years. As of December 31,

2020, all stock price hurdles were achieved and 50% of each outstanding award is now fully vested while the remaining 50% of each award will become vested upon satisfaction of continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the years ended December 31, 2020, 2019 and 2018, we recognized $0.5 million, $0.4 million and $0.1 million, respectively, in expense from CARET Units.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion of 2018 results is included in Part II, Item 7 of our 2019 Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.
Executive Overview

    We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income and capital appreciation. Safety is derived from a Ground Lease's senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in base rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to take possession of the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside. Under our Ground Leases we are typically not responsible for any operating or capital expenses over the life of the lease, making the management of our portfolio relatively simple, with limited working capital needs. We also believe institutional owners of commercial real estate increasingly understand that the structure of our SafeholdTM Ground Lease allows owners of high quality properties to generate higher returns with less risk.

Our financial results for the year ended December 31, 2020 were not adversely impacted by the COVID-19 pandemic to a material degree. We received 100% of the Ground Lease rent due under our Ground Leases through December 31, 2020. This includes the payment of the annual percentage rent under the Park Hotels Portfolio in respect of 2019 hotel operating performance, which we received in full in April in the amount of $3.6 million. We cannot predict that we will continue to receive all rent owed to us when due in future periods. As of December 31, 2020, the percentage breakdown of the gross book value of our portfolio was 56% office, 26% multi-family, 17% hotels and 1% other. The COVID-19 pandemic has hit the hotel sector, including the hotel properties in our portfolio, particularly hard. Excluding percentage rent, for the year ended December 31, 2020, approximately 15.2% of our total revenues came from our hotel leases. During 2020, operations at all of the hotel properties in our portfolio were substantially reduced. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues. For the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenues. In 2021, we expect to experience a material decline in percentage rent revenues in respect of 2020 hotel operating performance. Such decline in percentage rents, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

The COVID-19 pandemic adversely affected our new investment activity in 2020, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, the COVID-19 pandemic has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. At this time, we cannot predict the full extent of the impacts of the COVID-19 pandemic on our business. See the "Risk Factors" section of this 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of December 31, 2020, our estimated portfolio Ground Rent Coverage was 3.4x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of December 31, 2020 (based on gross book value):(1)

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure	% of Gross Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	10.8%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	9.2%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	8.8%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	6.9%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	6.3%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.8%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	4.7%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.5%
Anderson Drive	Multi-family	Fairfax, VA	2082 / 2082	Fixed with Inflation Adjustments	2.4%
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked	2.3%
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

The following tables show our portfolio by region and property type as of December 31, 2020, excluding unfunded commitments:

Region	% of Gross Book Value
Northeast	40%
West	22
Mid Atlantic	18
Southeast	9
Southwest	8
Central	3

Property Type	% of Gross Book Value
Office	56%
Multifamily	26
Hotel	17
Other	1

Unfunded Commitments

In February 2020, we entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property. As of December 31, 2020, we had acquired the land and funded $8.8 million of the leasehold improvement allowance. We expect to fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

	For the Years Ended December 31,
	2020	2019	$ Change
	(in thousands)
Revenues:
Operating lease income	$72,340	$72,071	$269
Interest income from sales-type leases	81,844	18,531	63,313
Other income	1,243	2,794	(1,551)
Total revenues	155,427	93,396	62,031
Costs and expenses:
Interest expense	64,354	29,868	34,486
Real estate expense	2,480	2,673	(193)
Depreciation and amortization	9,433	9,379	54
General and administrative	22,733	14,435	8,298
Other expense	243	899	(656)
Total costs and expenses	99,243	57,254	41,989
Loss on early extinguishment of debt	—	(2,011)	2,011
Earnings (losses) from equity method investments	3,304	(403)	3,707
Net income	$59,488	$33,728	$25,760
    Operating lease income increased to $72.3 million during the year ended December 31, 2020 from $72.1 million for the year ended December 31, 2019. The increase was primarily due to a full period of income for the year ended December 31, 2020 for Ground Leases acquired and classified as operating leases during 2019 and new Ground Leases acquired during 2020, partially offset by a decrease in percentage rent for the year ended December 31, 2020 compared to the year ended December 31, 2019.

    Interest income from sales-type leases increased to $81.8 million for the year ended December 31, 2020 from $18.5 million for the year ended December 31, 2019. The increase was primarily due to the origination of Ground Leases classified as sales-type leases in 2020 and a full period of income for the year ended December 31, 2020 for Ground Leases acquired and classified as sales-type leases during 2019.

    Other income for the years ended December 31, 2020 and 2019 includes $0.2 million and $2.4 million, respectively, of interest income earned on our cash balances. Other income for the year ended December 31, 2020 includes $0.6 million of other ancillary income. Other income for both the years ended December 31, 2020 and 2019 also includes $0.4 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

    During the year ended December 31, 2020, we incurred interest expense from our debt obligations of $64.4 million compared to $29.9 million during the year ended December 31, 2019. The increase during the year ended December 31, 2020 was primarily the result of additional borrowings to fund our growing investment portfolio.
    Real estate expense during the years ended December 31, 2020 and 2019 was $2.5 million and $2.7 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, property appraisal fees and insurance expense. In addition, during both the years ended December 31, 2020 and 2019, we also recorded $0.4 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
    Depreciation and amortization was $9.4 million during the years ended December 31, 2020 and 2019, and primarily relates to our ownership of the Park Hotels Portfolio, our ownership of the Buckler multi-family property and the amortization of in-place intangible assets.

    General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Years Ended December 31,
	2020	2019
Management fees(1)	$12,684	$7,461
Public company and other costs	3,305	3,247
Expense reimbursements to the Manager(1)	5,000	2,144
Stock-based compensation	1,744	1,583
Total general and administrative expenses	$22,733	$14,435
_______________________________________________________________________________
(1)Refer to Note 13.

    During the year ended December 31, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state and local taxes. During the year ended December 31, 2019, other expense consists primarily of investment pursuit costs, fees related to our derivative transactions and state and local taxes.

    During the year ended December 31, 2019, loss on early extinguishment of debt resulted from the refinancing of two mortgages on existing Ground Leases.

    During the year ended December 31, 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing ground lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6). During the year ended December 31, 2019, losses from equity method investments resulted from costs attributable to transaction structuring activities for the venture.

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

As of December 31, 2020, we had $57 million of unrestricted cash and $343 million of undrawn capacity under our Revolver, with the ability to borrow $176 million of such capacity, subject to the conditions set forth in the applicable loan agreement (refer to Note 8 for more information on our Revolver), without pledging any additional assets to the facility. We refer to this $233 million of unrestricted cash and portion of our Revolver's borrowing capacity as our "equity" liquidity which can be used for general corporate purposes or leveraged (a maximum of 2:1 in the case of our Revolver) to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11) and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

As noted above, for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenues. In 2021, we expect to experience a material decline in percentage rent revenues in respect of 2020 hotel operating performance. Such a decline in percentage rents, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

We expect our future liquidity requirements to include debt service, distributions to our shareholders, working capital, acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments), debt maturities and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

    Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our Ground Leases. As of December 31, 2020, our mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% (our combined weighted average interest rate of our consolidated mortgage debt and the mortgage debt of our unconsolidated venture, applying our percentage interest in the venture, was 3.96%) and have maturities between April 2027 and November 2069.
    Revolver—In June 2017, we entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "Revolver") that has since been increased to $557.5 million as of December 31, 2020. In January 2021, we added a lender to our Revolver bringing total capacity to $600.0 million. The Revolver provides an accordion feature to increase, subject to certain conditions (including the obtainment of additional lender commitments), the maximum availability up to $1.0 billion. The Revolver has an initial maturity of November 2022 with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.30%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The Revolver allows us to leverage Ground Leases up to a maximum 67%. As of December 31, 2020, there was $342.5 million of undrawn capacity on the Revolver and we had the ability to draw $176.1 million of such capacity, subject to the conditions set forth in the applicable loan agreement, without pledging any additional assets to the facility.
    Debt Covenants—We are subject to financial covenants under the Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.40x; (iii) a consolidated tangible net worth of at least $632.8 million plus 75% of issuances of net equity after September 30, 2019; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of our total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of our total consolidated assets. In addition, we may make distributions without restriction as to amount so long as after giving effect to the dividend we remain in compliance with the financial covenants and no event of default has occurred and is continuing. Our other debt obligations contain no significant maintenance or ongoing financial covenants. As of December 31, 2020, we were in compliance with all of our financial covenants.

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

    Reserve for losses in net investment in sales-type leases and Ground Lease receivables— We evaluate our net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310. As part of our process for monitoring the credit quality of our net investment in sales-type leases and Ground Lease receivables, we perform a quarterly assessment for each of our net investment in sales-type leases and Ground Lease receivables. We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value. As such, we believe our Ground Lease investments represent a safe position in a property's capital structure. This safety is derived from the typical structure of a Ground Lease under which the landlord has a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord's residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments and, as such, we believe there is a low likelihood of default on our net investment in sales-type leases and Ground Lease receivables. We consider a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2020, all of our net investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.

    Any potential reserve for losses in net investment in sales-type leases and Ground Lease receivables will reflect management's estimate of losses inherent in the portfolio as of the balance sheet date. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent receivable, we will record a reserve. The reserve, if applicable, will be increased (decreased) in our consolidated statements of operations and will be decreased by charge-offs. Our policy is to charge off a receivable when we determine, based on a variety of factors, that all commercially reasonable means of recovering the receivable balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the receivable upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the receivable collection process have occurred and that a receivable is uncollectible. At this point, a loss is confirmed and the receivable and related reserve will be charged off. We have one portfolio segment represented by acquiring, managing and capitalizing Ground Leases, whereby we utilize a uniform process for determining our reserve for losses on our net investment in sales-type leases and Ground Lease receivables.
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

    As of December 31, 2020, we had $1.5 billion principal amount of fixed-rate debt outstanding and $215.0 million principal amount of floating-rate debt outstanding. In addition, as of December 31, 2020 we were party to derivative contracts to manage our interest rate risk.

    The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.14% as of December 31, 2020. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$215
Base Interest Rate	—
+10 Basis Points	(215)
+ 50 Basis Points	(1,075)
+100 Basis Points	(2,150)

Item 8.    Financial Statements and Supplementary Data
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	32
Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	35
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	36
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018	37
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	38
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	39
Notes to Consolidated Financial Statements	40
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018	60

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

Effective January 1, 2019, the Company adopted FASB Accounting Standards Updates 2016-02 and 2018-11, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that weas communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Purchase Price Allocation — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company accounts for the acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values.

The relative fair value determination of assets acquired required management to make estimates related to the future expected cash flows, including market rent growth rates and expense growth rates, as well as the terminal capitalization and discount rates. We performed audit procedures to evaluate the reasonableness of these assumptions which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired by the Company included the following:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, and (3) market rent, expense growth, discount and terminal capitalization rates by developing a range of independent estimates based on market data, and comparing our estimates to those used by management. We also tested the mathematical accuracy of the calculation of management’s analysis.

•We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

•We tested the effectiveness of internal controls over critical assumptions including management’s controls over:

▪The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards and previous Company acquisitions.
▪Assumptions for allocating tangible and intangible assets.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 11, 2021

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed, an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 11, 2021

We have served as the Company's auditor since 2018.

Safehold Inc.
Consolidated Balance Sheets(1)
(In thousands, except per share data)

	As of December 31,
	2020	2019
ASSETS
Real estate
Real estate, at cost	$752,420	$687,902
Less: accumulated depreciation	(22,314)	(16,286)
Real estate, net	730,106	671,616
Real estate-related intangible assets, net (refer to Note 4)	242,166	242,837
Total real estate, net and real estate-related intangible assets, net	972,272	914,453
Net investment in sales-type leases	1,305,519	984,598
Ground Lease receivables	577,457	397,087
Equity investments in Ground Leases	129,614	127,524
Cash and cash equivalents	56,948	22,704
Restricted cash	39,519	24,078
Deferred operating lease income receivable	93,307	58,303
Deferred expenses and other assets, net	34,334	37,814
Total assets	$3,208,970	$2,566,561
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$76,673	$43,008
Real estate-related intangible liabilities, net (refer to Note 4)	66,268	57,333
Debt obligations, net	1,684,726	1,372,922
Total liabilities	1,827,667	1,473,263
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 53,206 and 47,782 shares issued and outstanding as of December 31, 2020 and 2019, respectively	532	478
Additional paid-in capital	1,412,107	1,132,603
Retained earnings (accumulated deficit)	23,945	(2,146)
Accumulated other comprehensive loss	(57,461)	(39,123)
Total Safehold Inc. shareholders' equity	1,379,123	1,091,812
Noncontrolling interests	2,180	1,486
Total equity	1,381,303	1,093,298
Total liabilities and equity	$3,208,970	$2,566,561
_______________________________________________________________________________
(1)Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
(2)As of December 31, 2020 and 2019, includes $4.7 million and $3.1 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Operating lease income	$72,340	$72,071	$47,400
Interest income from sales-type leases	81,844	18,531	—
Other income	1,243	2,794	2,324
Total revenues	155,427	93,396	49,724
Costs and expenses:
Interest expense	64,354	29,868	15,389
Real estate expense	2,480	2,673	1,600
Depreciation and amortization	9,433	9,379	9,142
General and administrative(1)	22,733	14,435	10,662
Other expense	243	899	995
Total costs and expenses	99,243	57,254	37,788
Income from operations before other items	56,184	36,142	11,936
Loss on early extinguishment of debt	—	(2,011)	—
Earnings (losses) from equity method investments	3,304	(403)	—
Net income	59,488	33,728	11,936
Net income attributable to noncontrolling interests	(194)	(6,035)	(196)
Net income attributable to Safehold Inc. common shareholders	$59,294	$27,693	$11,740

Per common share data:
Net income attributable to Safehold Inc.
Basic and diluted	$1.17	$0.89	$0.64
Weighted average number of common shares:
Basic	50,688	31,008	18,218
Diluted	50,697	31,008	18,218
_______________________________________________________________________________
(1)For the years ended December 31, 2020, 2019 and 2018, includes $19.4 million, $11.2 million and $6.0 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company's Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$59,488	$33,728	$11,936
Other comprehensive income (loss):
Cumulative-effect adjustment for cash flow hedges	—	—	41
Reclassification of (gains) losses on derivatives into earnings	1,680	271	(252)
Unrealized losses on derivatives	(20,018)	(32,518)	(6,745)
Other comprehensive loss	(18,338)	(32,247)	(6,956)
Comprehensive income	41,150	1,481	4,980
Comprehensive (income) attributable to noncontrolling interests	(194)	(2,377)	(196)
Comprehensive income (loss) attributable to Safehold Inc.	$40,956	$(896)	$4,784

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings / Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	59,294	—	194	59,488
Issuance of common stock, net / amortization	54	279,504	—	—	543	280,101
Dividends declared ($0.6427 per share)	—	—	(33,203)	—	—	(33,203)
Change in accumulated other comprehensive income (loss)	—	—	—	(18,338)	—	(18,338)
Distributions to noncontrolling interests	—	—	—	—	(43)	(43)
Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303

Balance at December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	27,693	—	6,035	33,728
Issuance of common stock, net / amortization	170	509,385	—	—	356	509,911
Investor Unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.618 per share)	—	—	(21,353)	—	—	(21,353)
Change in accumulated other comprehensive income (loss)	—	—	—	(28,589)	(3,658)	(32,247)
Contributions from noncontrolling interests	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,945)	(2,945)
Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298

Balance at December 31, 2017	$182	$364,919	$(9,246)	$80	$—	$355,935
Net income	—	—	11,740	—	196	11,936
Contributions from iStar Inc.	—	2,581	—	—	—	2,581
Offering costs	—	1,347	—	—	—	1,347
Issuance of common stock to iStar Inc.	1	918	—	—	—	919
Issuance of common stock to directors/amortization	—	765	—	—	108	873
Dividends declared ($0.60 per share)	—	—	(10,939)	—	—	(10,939)
Cumulative-effect adjustment for cash flow hedges	—	—	(41)	41	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	(6,997)	—	(6,997)
Contributions from noncontrolling interests	—	—	—	—	1,750	1,750
Distributions to noncontrolling interests	—	—	—	—	(47)	(47)
Balance at December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$59,488	$33,728	$11,936
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,433	9,379	9,142
Stock-based compensation expense	1,744	1,582	873
Deferred operating lease income	(35,004)	(35,165)	(19,041)
Non-cash interest income from sales-type leases	(30,131)	(6,547)	—
Non-cash interest expense	10,986	2,865	—
Amortization of real estate-related intangibles, net	2,648	2,509	2,518
Loss on early extinguishment of debt	—	2,011	—
(Earnings) losses from equity method investments	(3,304)	403	—
Distributions from operations of equity method investments	1,213	—	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	2,281	2,257	1,612
Non-cash management fees	12,684	7,461	3,643
Other operating activities	2,201	1,586	789
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(143)	301	(1,163)
Changes in accounts payable, accrued expenses and other liabilities	1,615	(24,333)	3,219
Cash flows provided by (used in) operating activities	35,711	(1,963)	13,528
Cash flows from investing activities:
Acquisitions of real estate	(57,879)	(28,816)	(385,897)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(474,083)	(1,364,682)	—
Contributions to equity method investments	—	(127,970)	—
Other investing activities	1,321	693	1,392
Cash flows used in investing activities	(530,641)	(1,520,775)	(384,505)
Cash flows from financing activities:
Proceeds from issuance of common stock	271,206	511,900	—
Proceeds from debt obligations	693,970	1,183,739	312,353
Repayments of debt obligations	(377,000)	(351,500)	(74,500)
Payments for debt prepayment or extinguishment costs	—	(1,358)	—
Payments for deferred financing costs	(6,784)	(18,468)	(2,289)
Payment of offering costs	(4,756)	(9,778)	(808)
Dividends paid to common shareholders	(32,002)	(16,622)	(10,927)
Distributions to noncontrolling interests	(43)	(2,945)	(47)
Contributions from noncontrolling interests	—	250,000	1,750
Other financing activities	24	127	—
Cash flows provided by financing activities	544,615	1,545,095	225,532
Changes in cash, cash equivalents and restricted cash	49,685	22,357	(145,445)
Cash, cash equivalents and restricted cash at beginning of period	46,782	24,425	169,870
Cash, cash equivalents and restricted cash at end of period	96,467	$46,782	$24,425
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,772	$22,878	$12,817
Supplemental disclosure of non-cash investing and financing activity:
Origination of sales-type lease	$—	$10,194	$—
Acquisition of real estate	157	—	—
Assumption of other liabilities/debt obligations	157	10,194	—
Investor Unit conversion (refer to Note 11)	—	250,000	—
Contribution from iStar Inc.	—	—	2,581
Dividends declared to common shareholders	8,636	7,478	2,741
Accrued offering costs	47	250	(709)
Accrued finance costs	8	658	217
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

    The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land ("Combined Property Value"); (ii) the ratio of property net operating income to the Ground Lease payment due the Company ("Ground Rent Coverage") is between 2.0x to 4.5x , and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

    The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar Inc. ("iStar"), the Company's largest shareholder, pursuant to a management agreement. The Company has no employees, as the Manager provides all services to it. The Company draws on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

    Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2020, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.
Note 2—Basis of Presentation and Principles of Consolidation
    Basis of Presentation—The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
    Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

    Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2020, the total assets of these consolidated VIEs were $63.0 million and total liabilities were $29.7 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2020.
Note 3—Summary of Significant Accounting Policies
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

    Impairments—The Company reviews real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in the Company's consolidated statements of operations. The Company did not record any impairments for the periods presented.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

    Net Investment in Sales-type Leases and Ground Lease Receivables—The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases and ASU 2018-11, Leases on January 1, 2019. Net investment in sales-type leases and Ground Lease receivables are recognized when the Company's Ground Leases qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Sales-type Leases" and "Ground Lease Receivables" on the Company's consolidated balance sheets. For newly originated or acquired Ground Leases, the Company's estimate of residual value equals the fair value of the land at lease commencement. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. When the Company acquires land and enters into a Ground Lease directly with the seller that qualifies as a sales-type lease, the lease does not qualify as a sale leaseback transaction and the lease is considered a financing receivable and is recognized in accordance with ASC 310 and included in "Ground Lease receivables" on the Company's consolidated balance sheets (refer to Note 5).

    Reserve for losses in net investment in sales-type leases and Ground Lease receivables— The Company evaluates its net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310. As part of the Company's process for monitoring the credit quality of its net investment in sales-type leases and Ground Lease receivables, it performs a quarterly assessment for each of its net investment in sales-type leases and Ground Lease receivables. The Company considers a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2020, all of the Company's net investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.
    Any potential reserve for losses in net investment in sales-type leases and Ground Lease receivables will reflect management's estimate of losses inherent in the portfolio as of the balance sheet date. If the Company determines that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent receivable, the Company will record a reserve. The reserve, if applicable, will be increased (decreased) in the Company's consolidated statements of operations and will be decreased by charge-offs. The Company's policy is to charge off a receivable when it determines, based on a variety of factors, that all commercially reasonable means of recovering the receivable balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the receivable upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the receivable collection process have occurred and that a receivable is uncollectible. At this point, a loss is confirmed and the receivable and related reserve will be charged off. The Company has one portfolio segment represented by acquiring, managing and capitalizing Ground Leases, whereby it utilizes a uniform process for determining its reserve for losses on net investment in sales-type leases and Ground Lease receivables.
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in "Earnings (losses) from equity method investments" in the Company's consolidated statements of operations.
    Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.
    Restricted Cash—Restricted cash primarily includes cash balances required to be maintained under certain of the Company's derivative transactions.
    Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable, net" on the Company's consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee's gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $3.8 million, $4.3 million and $3.6 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired.

    The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any deferred operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

    Other income—Other income primarily includes interest income earned on the Company's cash balances and other ancillary income.

    Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

    Deferred expenses and other assets—Deferred expenses and other assets includes operating lease right-of-use assets, purchase deposits, deferred financing fees associated with the Revolver (refer to Note 8), derivative assets, deferred costs, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company's consolidated statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company's consolidated statements of operations.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

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

    Income taxes—The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company's qualification as a REIT for the periods presented. The Company elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 2017. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company's tax years from 2017 through 2019 remain subject to examination by major tax jurisdictions. The Company formed a taxable REIT subsidiary ("TRS") during the year ended December 31, 2018. The TRS had no activity during the periods presented, and accordingly, no provision for income taxes was required. During the years ended December 31, 2020 and 2019, the Company paid $0.1 million and $0.1 million, respectively, in taxes.

    Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes. Refer to Note 10 for more information on the Company's derivative activity.

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

    Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board ("FASB") guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following fair value hierarchy prioritizes the inputs to be used in valuation techniques to measure fair value: Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2: quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the carrying value and fair value for the Company's financial instruments ($ in millions):

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Net investment in sales-type leases(1)	$1,306	$1,306	$985	$985
Ground Lease receivables(1)	577	577	397	397
Cash and cash equivalents(1)	57	57	23	23
Restricted cash(1)	40	40	24	24
Debt obligations, net(2)	1,685	1,835	1,373	1,401
_______________________________________________________________________________
(1)The Company determined the carrying values of its net investment in sales-type leases; Ground Lease receivables; cash and cash equivalents and restricted cash approximated their fair values. The fair value of the Company's net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy and the fair value of the Company's cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(2)The fair value of the Company's debt obligations is classified as Level 3 within the fair value hierarchy.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities such as the Company that qualified as smaller reporting companies prior to December 31, 2019, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Real Estate and Real Estate-Related Intangibles
    The Company's real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2020	December 31, 2019
Land and land improvements, at cost	$559,188	$494,670
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(22,314)	(16,286)
Total real estate, net	$730,106	$671,616
Real estate-related intangible assets, net	242,166	242,837
Total real estate, net and real estate-related intangible assets, net	$972,272	$914,453
Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,778	$(9,494)	$194,284
In-place lease assets, net(2)	59,179	(12,025)	47,154
Other intangible assets, net	750	(22)	728
Total	$263,707	$(21,541)	$242,166

	As of December 31, 2019
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,288	$(6,183)	$197,105
In-place lease assets, net(2)	53,626	(8,629)	44,997
Other intangible assets, net	750	(15)	735
Total	$257,664	$(14,827)	$242,837
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2020	2019	2018
Above-market lease assets (decrease to income)	Operating lease income	$3,310	$3,144	$2,142
In-place lease assets (decrease to income)	Depreciation and amortization	3,396	3,342	3,134
Below-market lease asset (decrease to income)	Real estate expense	—	—	989
Other intangible assets (decrease to income)	Operating lease income	8	8	7
The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2021	$6,820
2022	6,820
2023	6,804
2024	6,756
2025	6,756
_______________________________________________________________________________
(1)As of December 31, 2020, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 79.8 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$68,618	$(2,350)	$66,268

	As of December 31, 2019
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$59,015	$(1,682)	$57,333
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

    The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2020	2019	2018
Below-market lease liabilities (increase to income)	Operating lease income	$669	$642	$621

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

    Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2020, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2021	$5,357	$18,037	$2,155	$11,455	$356	$37,360
2022	5,357	18,384	2,185	11,455	356	37,737
2023	5,357	18,833	2,213	11,455	281	38,139
2024	5,357	19,192	2,248	11,455	51	38,303
2025	5,357	19,549	2,314	11,455	51	38,726
Thereafter	412,698	4,745,803	437,854	17,799	128	5,614,282
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

The Company's net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2020	December 31, 2019
Total undiscounted cash flows	$13,676,701	$11,301,356
Unguaranteed estimated residual value	1,243,292	979,057
Present value discount	(13,614,474)	(11,295,815)
Net investment in sales-type leases	$1,305,519	$984,598

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2020 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	299,735	171,425	471,160
Accretion	21,186	8,945	30,131
Ending balance(2)	$1,305,519	$577,457	$1,882,976
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
(2)As of December 31, 2020, the Company's weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.5% and 5.4%, respectively. As of December 31, 2020, the weighted average remaining life of the Company's 13 Ground Lease receivables was 100.6 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2020, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Fixed Bumps with Percentage Rent	Total
2021	$42,784	$1,278	$532	$44,594
2022	43,546	1,303	537	45,386
2023	44,768	1,330	586	46,684
2024	46,992	1,356	586	48,934
2025	47,796	1,383	586	49,765
Thereafter	12,984,829	355,262	101,247	13,441,338
Total undiscounted cash flows	13,210,715	361,912	104,074	13,676,701
Unguaranteed estimated residual value				1,243,292
Present value discount				(13,614,474)
Net investment in sales-type leases as of December 31, 2020				$1,305,519
During the years ended December 31, 2020 and 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Year Ended December 31, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$36,098	$15,615	$51,713
Non-cash	21,186	8,945	30,131
Total interest income from sales-type leases	$57,284	$24,560	$81,844

Year Ended December 31, 2019
Cash	$10,086	$1,898	$11,984
Non-cash	5,541	1,006	6,547
Total interest income from sales-type leases	$15,627	$2,904	$18,531

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Equity Investments in Ground Leases
    In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. During the years ended December 31, 2020 and 2019, the Company recorded $3.3 million in earnings and $0.4 million in losses, respectively, from the venture. As of December 31, 2020 and 2019, the Company's investment in the venture was $129.6 million and $127.5 million, respectively.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2020	December 31, 2019
Operating lease right-of-use asset(1)	$28,550	$29,659
Interest rate hedge assets	—	7
Other assets	1,965	1,432
Deferred finance costs, net(2)	3,354	4,668
Purchase deposits	—	1,575
Leasing costs, net	465	473
Deferred expenses and other assets, net	$34,334	$37,814
_______________________________________________________________________________
(1)Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company recognized $0.4 million and $0.4 million, respectively, in "Real estate expense" and $0.4 million and $0.4 million in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)Accumulated amortization of deferred finance costs was $2.0 million and $0.3 million as of December 31, 2020 and 2019, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2020	December 31, 2019
Interest rate hedge liabilities	$33,215	$13,672
Accrued expenses(1)	1,525	2,746
Dividends declared and payable	8,673	7,472
Operating lease liability	5,732	5,852
Other liabilities(2)	6,236	4,975
Interest payable	17,890	5,801
Management fee payable	3,402	2,490
Accounts payable, accrued expenses and other liabilities	$76,673	$43,008
_______________________________________________________________________________
(1)As of December 31, 2020 and 2019, accrued expenses primarily includes accrued legal expenses, accrued audit expenses and deferred finance costs.
(2)As of December 31, 2020 and 2019, other liabilities includes $1.3 million and $0.6 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations, net

    The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	December 31, 2020	December 31, 2019
Secured credit financing:
Mortgages	$1,498,113	$1,230,143	3.99%	April 2027 to November 2069
Revolver	215,000	166,000	One-Month LIBOR plus 1.30%	November 2024
Total secured credit financing(3)	1,713,113	1,396,143
Total debt obligations	1,713,113	1,396,143
Debt premium, discount and deferred financing costs, net	(28,387)	(23,221)
Total debt obligations, net	$1,684,726	$1,372,922
_______________________________________________________________________________
(1)Represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of December 31, 2020, the weighted average cash interest rate for the Company's consolidated mortgage debt, based on interest rates in effect at that date, was 3.19%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company's consolidated balance sheets. As of December 31, 2020, the Company's combined weighted average interest rate and combined weighted average cash interest rate of the Company's consolidated mortgage debt and the mortgage debt of the Company's unconsolidated venture (applying the Company's percentage interest in the venture - refer to Note 6) were 3.96% and 3.10%, respectively.
(2)Represents the extended maturity date for all debt obligations.
(3)As of December 31, 2020, $2.6 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company's debt obligations.

    Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of December 31, 2020, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069. In July 2019, the Company refinanced two mortgages on existing Ground Leases and incurred $2.0 million in losses on early extinguishment of debt.
    Revolver—In June 2017, the Company entered into a recourse senior secured revolving credit facility with an initial maximum aggregate principal amount of up to $300.0 million (the "Revolver") that has since been increased to $557.5 million. The Revolver provides an accordion feature to increase, subject to certain conditions (including the obtainment of additional lender commitments), the maximum availability up to $1.0 billion. The Revolver has an initial maturity of November 2022 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.30%. An undrawn credit facility commitment fee ranges from 0.15% to 0.25%, based on utilization each quarter. The Revolver allows the Company to leverage Ground Leases up to a maximum of 67.0%. As of December 31, 2020, there was $342.5 million of undrawn capacity on the Revolver and the Company had the ability to draw $176.1 million of such capacity, subject to the conditions set forth in the applicable loan agreement, without pledging any additional assets to the facility.
    Debt Covenants—The Company is subject to financial covenants under the Revolver, including maintaining: (i) a limitation on total consolidated leverage of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; (ii) a consolidated fixed charge coverage ratio of at least 1.40x; (iii) a consolidated tangible net worth of at least $632.8 million plus 75% of issuances of net equity after September 30, 2019; (iv) a consolidated secured leverage ratio of not more than 70%, or 75% for no more than 180 days, of the Company's total consolidated assets; and (v) a secured recourse debt ratio of not more than 5.0% of the Company's total consolidated assets (exclusive of amounts drawn on this facility). Additionally, the Revolver previously restricted the Company's ability to pay distributions to its shareholders. Prior to November 2019, the Company was permitted to make annual distributions up to an amount equal to 110% of the Company's adjusted funds from operations, as calculated in accordance with the Revolver. In November 2019, the Revolver was amended to eliminate the restrictions on the Company's ability to pay distributions to its shareholders so long as there is no event of default. In addition, the Company may make distributions without restriction as to amount so long as after giving effect to the dividend the Company remains in compliance with the financial covenants and no event of default has occurred and is continuing. The Company's mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2020, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Future Scheduled Maturities—As of December 31, 2020, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2021	$—
2022	—
2023	—
2024	215,000
2025	—
Thereafter(1)	1,498,113
Total principal maturities	1,713,113
Debt premium, discount and deferred financing costs, net	(28,387)
Total debt obligations, net	$1,684,726
______________________________________________________________________________
(1)As of December 31, 2020, the Company's weighted average maturity for its mortgages was 30.5 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—In February 2020, the Company entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property. As of December 31, 2020, the Company had acquired the land and funded $8.8 million of the leasehold improvement allowance. The Company expects to fund the remaining commitment upon the completion of certain conditions.

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

    Derivative instruments and hedging activity—The Company's use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

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

    For the Company's derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions that the Company expects to occur over the next 12 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

    The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 ($ in thousands):(1)

	December 31, 2020	December 31, 2019	Balance Sheet Location
Derivative Type	Fair Value(2)
Assets
Interest rate swaps	$—	$7	Deferred expenses and other assets, net
	$—	$7
Liabilities
Interest rate swaps	$33,215	$13,672	Accounts payable, accrued expenses and other liabilities
	$33,215	$13,672
____________________________________________________________________________
(1)For the years ended December 31, 2020, 2019 and 2018, the Company recorded $20.0 million, $32.5 million and $6.7 million, respectively, of unrealized losses in accumulated other comprehensive income (loss).
(2)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $3.4 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.

    Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of December 31, 2020 and 2019, the Company posted collateral of $35.5 million and $20.1 million, respectively, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of December 31, 2020 and 2019, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

    The tables below present the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Year Ended December 31, 2020
Interest rate swaps	Interest expense	$(20,018)	$(1,680)

For the Year Ended December 31, 2019
Interest rate swaps	Interest expense	$(32,518)	$(271)

For the Year Ended December 31, 2018
Interest rate swaps	Interest expense	$(6,745)	$252

	Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income
Derivatives not Designated in Hedging Relationships
For the Year Ended December 31, 2019
Interest rate cap	Interest expense	$(4)

For the Year Ended December 31, 2018
Interest rate cap	Interest expense	$(13)

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

On November 13, 2020, the Company sold 920,000 shares of its common stock in a public offering for gross proceeds of $56.1 million. Concurrently with the public offering, the Company sold $65.0 million in shares, or 1,065,574 shares, of its common stock to iStar in a private placement. The Company incurred approximately $2.9 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital.

    From the completion of the Company's initial public offering through December 31, 2020, iStar purchased 4.0 million shares of the Company's common stock for $104.7 million, at an average cost of $26.08 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. As of December 31, 2020, iStar owned 65.4% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of the Investor Units.

    Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of CARET Units in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company's independent directors and employees of the Manager and will be recognized over a period of four years. As of December 31, 2020, all stock price hurdles were achieved and 50% of each outstanding award is now fully vested while the remaining 50% of each award will become vested upon satisfaction of

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.5 million, $0.4 million and $0.1 million, respectively, in expense from CARET Units and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

    The Company adopted the 2017 Equity Incentive Plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel. The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In each of the second quarters 2018 and 2019, the Company issued 40,000 fully-vested shares under the 2017 Equity Incentive Plan at $19.13 and $27.19 per share, respectively, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors with aggregate grant date fair values of $0.8 million and $1.1 million, respectively. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to the unvested restricted stock units. As of December 31, 2020, an aggregate of 740,500 shares remain available for issuance pursuant to future awards under the 2017 Equity Incentive Plan. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.2 million, $1.2 million and $0.8 million, respectively, in stock-based compensation expense related to the 2017 Equity Incentive Plan, which is classified within "General and administrative" in the Company's consolidated statements of operations.

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

    Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2020, the Company declared cash dividends on its common stock of $33.2 million, or $0.6427 per share. Dividends paid in 2020 were a return of capital for tax reporting purposes. During the year ended December 31, 2019, the Company declared cash dividends on its common stock of $21.4 million, or $0.618 per share. Dividends paid in 2019 consisted of ordinary income of $0.0699 per share and a return of capital of $0.5421 per share for tax reporting purposes. In addition, during the year ended December 31, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit. During the year ended December 31, 2018, the Company declared cash dividends on its common stock of $10.9 million, or $0.60 per share. Dividends paid in 2018 consisted of ordinary income of $0.1153 per share and a return of capital of $0.4847 per share for tax reporting purposes.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2020	2019	2018
Net income	$59,488	$33,728	$11,936
Net income attributable to noncontrolling interests	(194)	(6,035)	(196)
Net income attributable to Safehold Inc. common shareholders for basic earnings per share	$59,294	$27,693	$11,740

	For the Years Ended December 31,
	2020	2019	2018
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic and diluted	$59,294	$27,693	$11,740

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic earnings per common share	50,688	31,008	18,218
Add: Effect of assumed shares under treasury stock method for restricted stock units	9	—	—
Weighted average common shares outstanding for diluted earnings per common share(1)	50,697	31,008	18,218

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$1.17	$0.89	$0.64
Net income attributable to Safehold Inc. common shareholders - diluted	$1.17	$0.89	$0.64
_______________________________________________________________________________
(1)During the year ended December 31, 2019, 4,383,562 of Investor Units (refer to Note 11) were anti-dilutive.

Note 13—Related Party Transactions

        The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of September 30, 2020, iStar had total assets of approximately $4.9 billion and 151 employees.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

Management Agreement

    A summary of the terms of the management agreement is below:

Manager	SFTY Manager, LLC, a wholly-owned subsidiary of iStar Inc.
Management Fee
Annual fee of 1.00% of total equity (up to $1.5 billion)

Annual fee of 1.25% of total equity (for incremental equity of $1.5 billion to $3.0 billion)

Annual fee of 1.375% of total equity (for incremental equity of $3.0 billion to $5.0 billion) and

Annual fee of 1.50% of total equity (for incremental equity over $5.0 billion)

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

    For the years ended December 31, 2020, 2019 and 2018, the Company recorded $12.7 million, $7.5 million and $3.6 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, no management fees were paid to the Manager because such fees were waived during the first year of the agreement. The fees were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any compensation for its services during the first year of the agreement.

Expense Reimbursements

    The Company pays, or reimburses the Manager for, certain of the Company's operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

    For the years ended December 31, 2020, 2019 and 2018, the Company was allocated $5.0 million, $2.1 million and $1.5 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations. Prior to June 30, 2018, in accordance with the provisions of the management agreement, the reimbursement of expenses was waived by the Manager and, accordingly, these expenses were accounted for as a non-cash capital contribution from iStar despite iStar not receiving any reimbursement for these allocated expenses during the first year of the agreement.
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)

    In October 2020, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's recapitalization of an existing multi-family property. iStar provided a $22.5 million loan to the Company's Ground Lease tenant for the recapitalization of the leasehold. The Company paid iStar $2.3 million of additional consideration in connection with this investment.

In September 2020, the Company closed on the acquisition of a Ground Lease pursuant to a purchase agreement that it entered into in October 2017 with iStar to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed for a purchase price of $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee.

In June 2020, the Company acquired the fee interest in an office condominium and simultaneously structured and entered into a Ground Lease with the condominium's tenant. The tenant simultaneously acquired the leasehold interest in the office condominium. The Ground Lease has a term of 99 years. The tenant is a venture in which iStar owns a 51.9% equity interest.

In October 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing multi-family property. The Company acquired the land and the Company's Ground Lease tenant acquired the leasehold from a venture in which iStar has a 50% ownership interest. In addition, iStar provided a $22.0 million loan to the Company's Ground Lease tenant for the acquisition of the leasehold. iStar subsequently sold the loan at par to a third party.

    In August 2019, the Company and iStar closed on the acquisition of a 310,000 square foot Class-A office building. iStar acquired the leasehold interest and the Company simultaneously acquired the fee interest and entered into a new 99-year Ground Lease with iStar.

    In February 2019, the Company and iStar closed on the acquisition of a 420,000 square foot office building. iStar acquired the leasehold interest and the Company simultaneously acquired the fee interest and entered into a new 98-year Ground Lease with iStar.

    In January 2019, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of an existing office building that is to be converted into a multi-family building. The Ground Lease has a term of 99 years. The Company also committed to provide the Ground Lease tenant a $10.5 million leasehold improvement allowance that will be funded upon the completion of certain conditions. In addition, iStar provided a $13.3 million loan to the ground lessee for the acquisition of the property. The loan was repaid in December 2020.

    In May 2018, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's acquisition of two multi-tenant office buildings. iStar provided a $19.9 million loan to the ground lessee for the acquisition of the property. The loan was repaid in December 2019.

    In August 2017, the Company acquired land and simultaneously structured and entered into a Ground Lease and accounted for the transaction as an asset acquisition. The Ground Lease has a term of 99 years. In addition, the ground lessee constructed a 185-space parking deck adjacent to the building engineered to accommodate future development of the site. The Company has a right of first refusal to provide funding for up to 30.0% of the construction cost of an additional 160,000 square feet of development on terms consistent with the Ground Lease. iStar committed to provide a $24.0 million construction loan to the ground lessee for the renovation of the property. The loan was repaid in August 2019.

Note 14—Subsequent Events

In February 2021, the Company received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+.

Safehold Inc.
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2020
($ in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period					Depreciable Life (Years)
Location	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	4,793	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	2,027	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	2,028	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	4,436	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	2,782	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	6,200	2017	30	(3)
Los Angeles, CA	57,936	(2)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Los Angeles, CA	62,764	(2)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Atlanta, GA	—	(4)	6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(2)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(2)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Atlanta, GA	18,000	(2)	11,449	—	—	11,449	—	11,449	—	2018	N/A
Raleigh-Durham, NC	11,940	(2)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(2)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—	(4)	8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	(2)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—	(4)	5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—	(4)	21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(2)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Miami, FL	2,471	(2)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Washington, DC	95,000	(2)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	17,500	(2)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—	—	3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	(2)	2,103	836	—	2,103	836	2,939	48	2019	40
Riverside, CA	—	(4)	11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—	(4)	19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—	(4)	44,883	—	—	44,883	—	44,883	—	2020	N/A
Total	$559,393		$559,188	$193,232	$—	$559,188	$193,232	$752,420	$22,314
_______________________________________________________________________________
(1)The aggregate cost for Federal income tax purposes was approximately $1.0 billion at December 31, 2020.
(2)Pledged as collateral under mortgages.
(3)These properties have land improvements with depreciable lives from 7 to 12 years.
(4)Pledged as collateral under the Revolver.

Safehold Inc.
Schedule III—Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2020
($ in thousands)

The following table reconciles real estate for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$687,902	$669,923	$413,145
Acquisitions	64,518	17,979	256,778
Ending balance	$752,420	$687,902	$669,923
The following table reconciles accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Beginning balance	$16,286	$10,257	$4,253
Additions	6,028	6,029	6,004
Ending balance	$22,314	$16,286	$10,257

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
Based upon their evaluation as of December 31, 2020, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.
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
Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2020.
The Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
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
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 11.    Executive Compensation
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 13.    Certain Relationships, Related Transactions and Director Independence
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.
Item 14.    Principal Registered Public Accounting Firm Fees and Services
Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.
(b)Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
1.1	Investor Unit Purchase Agreement among iStar, SAFE and SAFE OP, dated January 2, 2019 (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed January 3, 2019)
3.1	Articles of Amendment and Restatement of Safety, Income and Growth, Inc., dated as of June 27, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed July 3, 2017)
3.2	Articles of Amendment, dated February 22, 2019 (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed February 26, 2019.
3.3	Bylaws of Safety, Income and Growth, Inc., dated as of June 27, 2017 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed July 3, 2017).
4.1	Description of Common Stock.
4.2	Specimen Common Stock Certificate of Safety, Income and Growth, Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-11 (File No. 333-217224), filed June 16, 2017)
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

10.15	Second Amendment to Amended and Restated Management Agreement, dated as of February 12, 2020, among Safehold Inc., SFTY Manager LLC, Safehold Operating Partnership LP and iStar Inc.
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

Safehold Inc. Registrant
Date:	February 11, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	February 11, 2021	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 11, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 11, 2021	/s/ DEAN S. ADLER
Dean S. Adler Director

Date:	February 11, 2021	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 11, 2021	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 11, 2021	/s/ STEFAN M. SELIG
Stefan M. Selig Director