Form 10-Q
period 2021-03-31
Safehold Inc.
filed 2021-04-22
CIK 1688852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 20, 2021, there were 53,262,820 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
Safehold Inc.
Consolidated Balance Sheets(1)
(In thousands)
(unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Real estate
Real estate, at cost	$752,420	$752,420
Less: accumulated depreciation	(23,821)	(22,314)
Real estate, net	728,599	730,106
Real estate-related intangible assets, net (refer to Note 4)	240,642	242,166
Total real estate, net and real estate-related intangible assets, net	969,241	972,272
Net investment in sales-type leases	1,311,840	1,305,519
Ground Lease receivables	661,346	577,457
Equity investments in Ground Leases	130,011	129,614
Cash and cash equivalents	25,034	56,948
Restricted cash	8,215	39,519
Deferred operating lease income receivable	102,002	93,307
Deferred expenses and other assets, net	44,264	34,334
Total assets	$3,251,953	$3,208,970
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$53,138	$76,673
Real estate-related intangible liabilities, net (refer to Note 4)	66,059	66,268
Debt obligations, net	1,724,884	1,684,726
Total liabilities	1,844,081	1,827,667
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 53,263 and 53,206 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	533	532
Additional paid-in capital	1,416,583	1,412,107
Retained earnings	32,208	23,945
Accumulated other comprehensive loss	(43,813)	(57,461)
Total Safehold Inc. shareholders' equity	1,405,511	1,379,123
Noncontrolling interests	2,361	2,180
Total equity	1,407,872	1,381,303
Total liabilities and equity	$3,251,953	$3,208,970
_______________________________________________________________________________
(1)Refer to Note 2 for details on the Company's consolidated variable interest entities ("VIEs").
(2)As of March 31, 2021 and December 31, 2020, includes $5.4 million and $4.7 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,

	2021	2020

Revenues:
Operating lease income	$17,410	$20,780
Interest income from sales-type leases	25,974	18,901
Other income	123	484
Total revenues	43,507	40,165
Costs and expenses:
Interest expense	17,167	15,148
Real estate expense	598	798
Depreciation and amortization	2,385	2,348
General and administrative(1)	6,655	5,253
Other expense	369	40
Total costs and expenses	27,174	23,587
Income from operations before other items	16,333	16,578
Loss on early extinguishment of debt	(216)	—
Earnings from equity method investments	839	818
Net income	16,956	17,396
Net income attributable to noncontrolling interests	(48)	(49)
Net income attributable to Safehold Inc. common shareholders	$16,908	$17,347

Per common share data:
Net income
Basic	$0.32	$0.36
Diluted	$0.32	$0.36
Weighted average number of common shares:
Basic	53,232	48,228
Diluted	53,244	48,228
_______________________________________________________________________________
(1)For the three months ended March 31, 2021 and 2020, includes $5.5 million and $4.3 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company's Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended March 31,

	2021	2020

Net income	$16,956	$17,396
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	358	344
Unrealized gain (loss) on derivatives	13,290	(23,000)
Other comprehensive gain (loss)	13,648	(22,656)
Comprehensive income (loss)	30,604	(5,260)
Comprehensive income attributable to noncontrolling interests	(48)	(49)
Comprehensive income (loss) attributable to Safehold Inc.	$30,556	$(5,309)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	16,908	—	48	16,956
Issuance of common stock, net / amortization	1	4,476	—	—	143	4,620
Dividends declared ($0.16224 per share)	—	—	(8,645)	—	—	(8,645)
Change in accumulated other comprehensive income (loss)	—	—	—	13,648	—	13,648
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance at March 31, 2021	$533	$1,416,583	$32,208	$(43,813)	$2,361	$1,407,872

Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	17,347	—	49	17,396
Issuance of common stock, net / amortization	32	151,040	—	—	104	151,176
Dividends declared ($0.156 per share)	—	—	(7,965)	—	—	(7,965)
Change in accumulated other comprehensive income (loss)	—	—	—	(22,656)	—	(22,656)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance at March 31, 2020	$510	$1,283,643	$7,236	$(61,779)	$1,628	$1,231,238

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,

	2021	2020

Cash flows from operating activities:
Net income	$16,956	$17,396
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,385	2,348
Stock-based compensation expense	184	146
Deferred operating lease income	(8,695)	(8,779)
Non-cash interest income from sales-type leases	(9,490)	(6,884)
Non-cash interest expense	3,077	2,348
Amortization of real estate-related intangibles, net	620	667
Loss on early extinguishment of debt	216	—
Earnings from equity method investments	(839)	(818)
Distributions from operations of equity method investments	442	219
Amortization of premium, discount and deferred financing costs on debt obligations, net	655	527
Non-cash management fees	3,472	2,858
Other operating activities	896	532
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	270	(3,065)
Changes in accounts payable, accrued expenses and other liabilities	(15,005)	(59)
Cash flows provided by (used in) operating activities	(4,856)	7,436
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(80,901)	(62,627)
Deposits on Ground Lease investments	(4,667)	1,150
Other investing activities	593	121
Cash flows used in investing activities	(84,975)	(61,356)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,065	150,086
Proceeds from debt obligations	40,000	303,800
Repayments of debt obligations	—	(130,000)
Payments for deferred financing costs	(5,594)	(4,836)
Dividends paid to common shareholders	(8,630)	(7,452)
Payment of offering costs	(218)	(1,527)
Distributions to noncontrolling interests	(10)	(11)
Other financing activities	—	(3,174)
Cash flows provided by financing activities	26,613	306,886
Changes in cash, cash equivalents and restricted cash	(63,218)	252,966
Cash, cash equivalents and restricted cash at beginning of period	96,467	46,782
Cash, cash equivalents and restricted cash at end of period	$33,249	$299,748
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$8,645	$7,965
Accrued finance costs	375	282
Accrued offering costs	716	197

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

    Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company's common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company's properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of March 31, 2021, the Company owned 100% of the limited partner interests and a subsidiary of the Company owned 100% of the general partner interests, in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
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
        Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2021, the total assets of these consolidated VIEs were $64.1 million and total liabilities were $29.8 million. The classifications of these assets are primarily within "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company's consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company's consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE's respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2021.

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

The following table presents the carrying value and fair value for the Company's financial instruments ($ in millions):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Net investment in sales-type leases(1)	$1,312	$1,312	$1,306	$1,306
Ground Lease receivables(1)	661	661	577	577
Cash and cash equivalents(1)	25	25	57	57
Restricted cash(1)	8	8	40	40
Debt obligations, net(2)	1,725	1,806	1,685	1,835
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

For the remainder of the Company's significant accounting policies, refer to the Company's 2020 Annual Report.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles
The Company's real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Land and land improvements, at cost	$559,188	$559,188
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(23,821)	(22,314)
Total real estate, net	$728,599	$730,106
Real estate-related intangible assets, net	240,642	242,166
Total real estate, net and real estate-related intangible assets, net	$969,241	$972,272

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2021
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,778	$(10,321)	$193,457
In-place lease assets, net(2)	59,360	(12,901)	46,459
Other intangible assets, net	750	(24)	726
Total	$263,888	$(23,246)	$240,642

	As of December 31, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Above-market lease assets, net(1)	$203,778	$(9,494)	$194,284
In-place lease assets, net(2)	59,179	(12,025)	47,154
Other intangible assets, net	750	(22)	728
Total	$263,707	$(21,541)	$242,166
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The amortization of real estate-related intangible assets had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$827	$826
In-place lease assets (decrease to income)	Depreciation and amortization	875	838
Other intangible assets (decrease to income)	Operating lease income	2	2

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2021 (remaining nine months)	$5,117
2022	6,823
2023	6,807
2024	6,759
2025	6,759
_______________________________________________________________________________
(1)As of March 31, 2021, the weighted average amortization period for the Company's real estate-related intangible assets was approximately 79.9 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of March 31, 2021
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$68,618	$(2,559)	$66,059

	As of December 31, 2020
	Gross Intangible	Accumulated Amortization	Carrying Value
Below-market lease liabilities(1)	$68,618	$(2,350)	$66,268
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

    The amortization of real estate-related intangible liabilities had the following impact on the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$209	$161

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2021, are as follows by year ($ in thousands):

Year	Inflation- Linked	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Percentage Rent	Fixed Bumps with Percentage Rent	Total
2021 (remaining nine months)	$4,018	$13,561	$1,619	$8,264	$267	$27,729
2022	5,357	18,384	2,185	11,018	356	37,300
2023	5,357	18,833	2,213	11,018	281	37,702
2024	5,357	19,192	2,248	11,018	51	37,866
2025	5,357	19,549	2,314	11,018	51	38,289
Thereafter	412,698	4,745,803	437,853	17,799	128	5,614,281
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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's net investment in sales-type leases were comprised of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Total undiscounted cash flows	$13,665,594	$13,676,701
Unguaranteed estimated residual value	1,243,110	1,243,292
Present value discount	(13,596,864)	(13,614,474)
Net investment in sales-type leases	$1,311,840	$1,305,519

The following table presents a rollforward of the Company's net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Three Months Ended March 31, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Origination/acquisition/fundings(1)	—	80,902	80,902
Accretion	6,503	2,987	9,490
Ending balance(2)	$1,311,840	$661,346	$1,973,186

Three Months Ended March 31, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	39,439	23,189	62,628
Accretion	4,943	1,941	6,884
Ending balance	$1,028,980	$422,217	$1,451,197
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
(2)As of March 31, 2021, the Company's weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.5% and 5.4%, respectively. As of March 31, 2021, the weighted average remaining life of the Company's 15 Ground Lease receivables was 100.1 years.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2021, are as follows by year ($ in thousands):

	Fixed Bumps with Inflation Adjustments	Fixed Bumps	Fixed Bumps with Percentage Rent	Total
2021 (remaining nine months)	$32,129	$959	$399	$33,487
2022	43,547	1,303	537	45,387
2023	44,768	1,329	586	46,683
2024	46,992	1,356	586	48,934
2025	47,796	1,383	586	49,765
Thereafter	12,984,827	355,263	101,248	13,441,338
Total undiscounted cash flows	$13,200,059	$361,593	$103,942	$13,665,594

During the three months ended March 31, 2021 and 2020, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

Three Months Ended March 31, 2021	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$11,114	$5,370	$16,484
Non-cash	6,503	2,987	9,490
Total interest income from sales-type leases	$17,617	$8,357	$25,974

Three Months Ended March 31, 2020	Net Investment in Sales-type Leases	Ground Lease Receivables	Total
Cash	$8,690	$3,327	$12,017
Non-cash	4,943	1,941	6,884
Total interest income from sales-type leases	$13,633	$5,268	$18,901
Note 6—Equity Investments in Ground Leases
    In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of March 31, 2021 and December 31, 2020, the Company's investment in the venture was $130.0 million and $129.6 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded $0.8 million and $0.8 million, respectively, in earnings from equity method investments from the venture.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities
Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Operating lease right-of-use asset(1)	$28,272	$28,550
Other assets(2)	2,217	1,965
Deferred finance costs, net(3)	8,646	3,354
Leasing costs, net	462	465
Purchase deposits	4,667	—
Deferred expenses and other assets, net	$44,264	$34,334
_______________________________________________________________________________
(1)Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company's ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company's consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, in "Real estate expense" and $0.1 million and $0.1 million, respectively, in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company's incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $3.8 million, respectively, of percentage rent in "Operating lease income" in the Company's consolidated statement of operations.
(3)The Company entered into a new Unsecured Revolver on March 31, 2021 (see Note 8). Accumulated amortization of deferred finance costs was zero  and $2.0 million as of March 31, 2021 and December 31, 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Interest rate hedge liabilities	$—	$33,215
Interest payable	20,585	17,890
Dividends declared and payable	8,688	8,673
Operating lease liability	5,701	5,732
Other liabilities(1)	12,305	6,236
Management fee payable	3,472	3,402
Accrued expenses(2)	2,387	1,525
Accounts payable, accrued expenses and other liabilities	$53,138	$76,673
_______________________________________________________________________________
(1)As of March 31, 2021 and December 31, 2020, other liabilities includes $1.9 million and $1.3 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company's behalf.
(2)As of March 31, 2021 and December 31, 2020, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Debt Obligations, net

The Company's outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest Rate(1)	Scheduled Maturity Date(2)
	March 31, 2021	December 31, 2020
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Revolver(3)	—	215,000	N/A	N/A
Total secured credit financing(4)	1,498,113	1,713,113
Unsecured Revolver	255,000	—	LIBOR plus 1.00%	March 2026
Total debt obligations	1,753,113	1,713,113
Debt premium, discount and deferred financing costs, net	(28,229)	(28,387)
Total debt obligations, net	$1,724,884	$1,684,726
_______________________________________________________________________________
(1)Represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of March 31, 2021, the weighted average cash interest rate for the Company's consolidated mortgage debt, based on interest rates in effect at that date, was 3.20%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company's consolidated balance sheets. As of March 31, 2021, the Company's combined weighted average interest rate and combined weighted average cash interest rate of the Company's consolidated mortgage debt and the mortgage debt of the Company's unconsolidated venture (applying the Company's percentage interest in the venture - refer to Note 6) were 3.96% and 3.11%, respectively.
(2)Represents the extended maturity date for all debt obligations.
(3)This revolver was replaced in March 2021 with the Company's new Unsecured Revolver.
(4)As of March 31, 2021, $1.9 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company's debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company's Ground Leases. As of March 31, 2021, the Company's mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.
Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the "Unsecured Revolver"). The Unsecured Revolver provides an accordion feature to increase, subject to certain conditions (including the obtainment of additional lender commitments), the maximum availability up to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company's credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company's credit ratings. As of March 31, 2021, there was $745.0 million of undrawn capacity on the Unsecured Revolver.

    Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries' ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company's mortgages contain no significant maintenance or ongoing financial covenants. As of March 31, 2021, the Company was in compliance with all of its financial covenants.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Future Scheduled Maturities—As of March 31, 2021, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company's option, are as follows ($ in thousands):

2021 (remaining nine months)	$—
2022	—
2023	—
2024	—
2025	—
Thereafter(1)	1,753,113
Total principal maturities	1,753,113
Debt premium, discount and deferred financing costs, net	(28,229)
Total debt obligations, net	$1,724,884
______________________________________________________________________________
(1)As of March 31, 2021, the Company's weighted average maturity for its mortgages was 30.3 years.
Note 9—Commitments and Contingencies

Unfunded Commitments—In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. As consideration for the transfer, the Company will acquire the ground lessor from iStar for approximately $16.1 million plus any additional amounts funded by iStar pursuant to the Ground Lease documents prior to the transfer (refer to Note 13). The Ground Lease documents provide for future funding obligations of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones.

In January 2021, the Company entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant's conversion of an office property into a multi-family property. As of March 31, 2021, the Company had acquired the land and funded $5.7 million of the leasehold improvement allowance. The Company expects to fund the remaining commitment upon the completion of certain conditions.

In February 2020, the Company entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property. As of March 31, 2021, the Company had acquired the land and funded $18.9 million of the leasehold improvement allowance. The Company expects to fund the remaining commitment upon the completion of certain conditions.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    Derivative instruments and hedging activity—The Company's use of derivative financial instruments has been associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

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

    For the Company's derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions that the Company expects to occur over the next 9 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

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

    The table below presents the Company's derivatives as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 ($ in thousands):(1)

	March 31, 2021	December 31, 2020

Derivative Type	Fair Value(2)	Fair Value(2)	Balance Sheet Location
Liabilities
Interest rate swaps(3)	$—	$33,215	Accounts payable, accrued expenses and other liabilities
	$—	$33,215
____________________________________________________________________________
(1)During the three months ended March 31, 2021 and 2020, the Company recorded $13.3 million and $(23.0) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).
(2)The fair value of the Company's derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $3.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
(3)During the three months ended March 31, 2021, the Company terminated its interest rate hedges for $19.9 million.

    Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of December 31, 2020, the Company posted collateral of $35.5 million, which is included in "Restricted cash" on the Company's consolidated balance sheets. As of December 31, 2020, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    The table below presents the effect of the Company's derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) When Recognized in Income	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
For the Three Months Ended March 31, 2021
Interest rate swaps	Interest expense	$13,290	$(358)

For the Three Months Ended March 31, 2020
Interest rate swaps	Interest expense	$(23,000)	$(344)
Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. From the completion of the Company's initial public offering through March 31, 2021, iStar purchased 4.0 million shares of the Company's common stock for $104.7 million, at an average cost of $26.08 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company's common stock in the open market. iStar has also purchased shares of the Company's common stock through private placements with the Company in connection with the Company's public offerings. As of March 31, 2021, iStar owned 65.4% of the Company's common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder's agreement entered into in connection with its purchase of newly designated limited partnership units (the "Investor Units") in January 2019. In May 2019, after approval of the Company's shareholders, the Investor Units were exchanged for shares of the Company's common stock on a one-for-one basis.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the "ATM") pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. In the first quarter 2021, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of issuance costs and raised $1.0 million of net proceeds pursuant to the ATM. As of March 31, 2021, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "CARET Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company's shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company's common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company's investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company's independent directors and employees of the Manager and will be recognized over a period of four years. As of March 31, 2021, all stock price hurdles were achieved and 50% of each outstanding award is now fully vested while the remaining 50% of each award will become vested upon satisfaction of continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 will vest over three years upon satisfaction of continuing service conditions. During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, in expense from CARET Units and it is recorded in "General and administrative" in the Company's consolidated statements of operations and "Noncontrolling interests" on the Company's consolidated balance sheet.

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager's management team and employees who perform services for the Company, the Company's independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company's common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company's consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of March 31, 2021, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock units. As of March 31, 2021, an aggregate of 740,500 shares remain available for issuance pursuant to future awards under the Company's 2017 Equity Incentive Plan.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2021 and 2020, the Company declared cash dividends on its common stock of $8.6 million, or $0.16224 per share, and $8.0 million, or $0.156 per share, respectively.
Note 12—Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$16,956	$17,396
Net income attributable to noncontrolling interests	(48)	(49)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$16,908	$17,347

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$16,908	$17,347
Net income attributable to Safehold Inc. common shareholders - diluted	$16,908	$17,347

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	53,232	48,228
Add: Effect of assumed shares under treasury stock method for restricted stock units	12	—
Weighted average common shares outstanding for diluted earnings per common share	53,244	48,228

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.32	$0.36
Net income attributable to Safehold Inc. common shareholders - diluted	$0.32	$0.36
Note 13—Related Party Transactions

        The Company is externally managed by an affiliate of iStar, the Company's largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of December 31, 2020, iStar had total assets of approximately $4.9 billion and 145 employees.

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

Safehold Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

    During the three months ended March 31, 2021 and 2020, the Company recorded $3.5 million and $2.9 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company's consolidated statements of operations.

Expense Reimbursements

    The Company pays, or reimburses the Manager for, certain of the Company's operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

    During the three months ended March 31, 2021 and 2020, the Company was allocated $1.9 million and $1.3 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company's consolidated statements of operations.
Acquisitions

    iStar has participated in certain of the Company's investment transactions, as the Company's tenant or either as a seller of land or by providing financing to the Company's Ground Lease tenants. Following is a list of transactions in which the Company and iStar participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company's policy with respect to transactions in which iStar is also a participant.

In February 2021, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's recapitalization of an existing hotel property. iStar provided a $50.0 million loan to the Company's Ground Lease tenant for the recapitalization of the leasehold. The Company paid iStar $1.9 million of additional consideration in connection with this investment.

In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. As consideration for the transfer, the Company will acquire the ground lessor from iStar for approximately $16.1 million plus any additional amounts funded by iStar pursuant to the Ground Lease documents prior to the transfer. The Ground Lease documents provide for future funding obligations of approximately $11.9 million of deferred purchase price and and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. iStar committed to provide a $75.0 million construction loan to the Ground Lease tenant. The Company paid iStar $2.7 million of additional consideration in connection with this investment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Safehold Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in this Form 10-Q and our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
Executive Overview

The coronavirus (COVID-19) pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption, with heightened stock market volatility and constrained credit conditions within certain sectors, including real estate. We and our Manager continue to be focused on ensuring the health and safety of our personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities, implementing appropriate cost containment measures and preparing for the eventual resumption of more normalized activities. At this time, we cannot predict the full extent of the impacts of the COVID-19 pandemic on our business. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.
As of March 31, 2021, the percentage breakdown of the gross book value of our portfolio was 55% office, 26% multi-family, 18% hotels and 1% other. The COVID-19 pandemic hit the hotel sector, including the hotel properties in our portfolio, particularly hard. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues, and for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenue. During 2020, operations at all of the hotel properties in our portfolio were substantially reduced. Our financial results for the three months ended March 31, 2021 were adversely impacted by the COVID-19 pandemic due to a decline in percentage rent revenues under our Park Hotels Portfolio in respect of 2020 hotel operating performance. Despite the decrease in percentage rent revenues, which may continue in subsequent quarters, we have received 100% of the Ground Lease rent due under our Ground Leases through March 31, 2021. However, there is no guarantee that we will not experience disruptions in the payment of future rents by our hotel or other tenants, which would adversely impact our cash flows from operations, and any such impact could be material.
We continue to experience some effect from the COVID-19 pandemic on our new investment activity, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, the crisis has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. See the Risk Factors section of our 2020 Annual Report on Form 10-K for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

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

We have engaged an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio; and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of our owned residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from our estimated aggregate Combined Property Value, based on estimates by the valuation firm and by management.
The table below shows the current estimated UCA in our owned residual portfolio as of March 31, 2021 and December 31, 2020 ($ in millions):(1)

	March 31, 2021	December 31, 2020
Combined Property Value(2)	$8,884	$8,637
Ground Lease Cost(2)	3,260	3,177
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,624	5,460
_______________________________________________________________________________
(1)Please review our Current Report on Form 8-K filed on April 22, 2021 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" in our Annual Report on Form 10-K for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)Combined Property Value includes our 54.8% interest in our unconsolidated venture and $194.3 million and $111.9 million related to transactions with remaining unfunded commitments as of March 31, 2021 and December 31, 2020, respectively. Ground Lease Cost includes our 54.8% interest in our unconsolidated venture and $20.4 million and $18.2 million of unfunded commitments as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our gross book value as a percentage of combined property value was 40%.
We formed a wholly-owned subsidiary called "CARET" that is structured to track and capture UCA to the extent UCA is realized upon expiration of our Ground Leases, sales of our land and Ground Leases or certain other specified events. Under a shareholder-approved plan, management was granted up to 15% of CARET units, which remain subject to time-based vesting.
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
Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our "Park Hotels Portfolio") that has many of the characteristics of a Ground Lease. As of March 31, 2021, our estimated portfolio Ground Rent Coverage was 3.3x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in our Annual Report on Form 10-K for a discussion of our estimated Ground Rent Coverage).

    Below is an overview of the top 10 assets in our portfolio as of March 31, 2021 (based on gross book value and excluding unfunded commitments):(1)

Property Name	Property Type	Location	Lease Expiration / As Extended	Rent Escalation Structure	% of Gross Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	10.5%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	9.0%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	8.6%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	6.7%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	6.2%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.6%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	4.6%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.4%
Anderson Drive	Multi-family	Fairfax, VA	2082 / 2082	Fixed with Inflation Adjustments	2.3%
Hollywood Blvd - South	Multi-family	Los Angeles, CA	2104 / 2104	Inflation-Linked	2.2%
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

The following tables show our portfolio by region and property type as of March 31, 2021, excluding unfunded commitments:

Region	% of Gross Book Value
Northeast	40%
West	22
Mid Atlantic	18
Southeast	9
Southwest	8
Central	3

Property Type	% of Gross Book Value
Office	55%
Multifamily	26
Hotel	18
Other	1

Unfunded Commitments

    In March 2021, we entered into an agreement pursuant to which, subject to certain conditions being met, we would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. As consideration for the transfer, we will acquire the ground lessor from iStar for approximately $16.1 million plus any additional amounts funded by iStar pursuant to the Ground Lease documents prior to the transfer. The Ground Lease documents provide for future funding obligations of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones.

In January 2021, we entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant's conversion of an office property into a multi-family property. As of March 31, 2021, we had acquired the land and funded $5.7 million of the leasehold improvement allowance. We expect to fund the remaining commitment upon the completion of certain conditions.

In February 2020, we entered into an aggregate $37.0 million commitment to acquire land for $10.0 million and provide a $27.0 million leasehold improvement allowance for the Ground Lease tenant's construction of a multi-family property. As of March 31, 2021, we had acquired the land and funded $18.9 million of the leasehold improvement allowance. We expect to fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,

	2021	2020	$ Change

	(in thousands)
Operating lease income	$17,410	$20,780	$(3,370)
Interest income from sales-type leases	25,974	18,901	7,073
Other income	123	484	(361)
Total revenues	43,507	40,165	3,342
Interest expense	17,167	15,148	2,019
Real estate expense	598	798	(200)
Depreciation and amortization	2,385	2,348	37
General and administrative	6,655	5,253	1,402
Other expense	369	40	329
Total costs and expenses	27,174	23,587	3,587
Loss on early extinguishment of debt	(216)	—	(216)
Earnings from equity method investments	839	818	21
Net income	$16,956	$17,396	$(440)
    Operating lease income decreased to $17.4 million during the three months ended March 31, 2021 from $20.8 million for the same period in 2020. The decrease was due primarily to a decrease in percentage rent from our Park Hotels Portfolio resulting from a decline in 2020 hotel operating performance due to the COVID-19 pandemic.

    Interest income from sales-type leases increased to $26.0 million for the three months ended March 31, 2021 from $18.9 million for the same period in 2020. The increase was due primarily to the origination of Ground Leases classified as sales-type leases.
    Other income for both the three months ended March 31, 2021 and 2020 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. In addition, during the three months ended March 31, 2020, we recognized $0.2 million of interest income earned on our cash balances.
    During the three months ended March 31, 2021 and 2020, we incurred interest expense from our secured financings of $17.2 million and $15.1 million, respectively. The increase in 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.
    Real estate expense was $0.6 million and $0.8 million during the three months ended March 31, 2021 and 2020, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, property taxes and insurance expense. In addition, during both the three months ended March 31, 2021 and 2020, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.
    Depreciation and amortization was $2.4 million and $2.3 million during the three months ended March 31, 2021 and 2020, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. The slight increase in 2021 was due primarily to an increase in the amortization of in-place intangible assets resulting from new acquisitions with in-place intangible assets.

    General and administrative expenses include management fees, stock-based compensation, costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended March 31, 2021 and 2020 ($ in thousands):

	For the Three Months Ended March 31,
	2021	2020
Management fees(1)	$3,472	$2,858
Public company and other costs	1,124	999
Expense reimbursements to the Manager(1)	1,875	1,250
Stock-based compensation	184	146
Total general and administrative expenses	$6,655	$5,253
_______________________________________________________________________________
(1)Refer to Note 13.
    During the three months ended March 31, 2021, other expense consists primarily of fees related to public company filings. During the three months ended March 31, 2020, other expense consists primarily of state taxes.

    During the three months ended March 31, 2021, loss on early extinguishment of debt resulted from the replacement of our existing Revolver with our new Unsecured Revolver (refer to Note 8).

During the three months ended March 31, 2021 and 2020, earnings from equity method investments resulted from our pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6).

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

In the first quarter 2021, we entered into a new unsecured revolver (refer to Note 8) with a total capacity of $1.0 billion (the "Unsecured Revolver") and entered into an at-the-market equity offering (the "ATM") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. Also in the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+. As evidenced by our new Unsecured Revolver, we believe these investment grade ratings will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

Our new Unsecured Revolver replaced our existing secured revolving credit facility. With its increased size of total capacity of $1.0 billion (which can be increased to $1.35 billion with the obtainment of additional lender commitments) and reduced cost, our new Unsecured Revolver allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform. We also believe our Unsecured Revolver marks a strong first step towards our goal of unlocking opportunities from the unsecured capital markets to deliver lower cost, more efficient capital to our customers.

As of March 31, 2021, our liquidity position included $25 million of unrestricted cash and $745 million of undrawn capacity on our Unsecured Revolver. We refer to the combined $770 million of unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our "equity" liquidity which can be used for general corporate purposes or leveraged to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

    During the three months ended March 31, 2020, we recognized $3.6 million of percentage rent revenues from our Park Hotels Portfolio in respect of 2019 hotel operating performance. During the three months ended March 31, 2021, we did not recognize any percentage rent revenues from our Park Hotels Portfolio in respect of 2020 hotel operating performance impacted by the COVID-19 pandemic. Any decrease in percentage rent revenues, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

We expect our future liquidity requirements over the next 12 months and beyond to include debt service, distributions to our shareholders, working capital, acquisitions and originations of Ground Lease investment (including in respect of unfunded commitments), debt maturities and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock. Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.
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
For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2020 Annual Report on Form 10-K.

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

    As of March 31, 2021, we had $1.5 billion principal amount of fixed-rate debt outstanding and $255.0 of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.11% as of March 31, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income
($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$255
Base Interest Rate	—
+10 Basis Points	(255)
+ 50 Basis Points	(1,275)
+100 Basis Points	(2,550)
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

Item 1a.    Risk Factors
Our credit ratings will impact our borrowing costs and our access to debt capital markets.

Our borrowing costs on our Unsecured Revolver and our access to debt capital markets will depend significantly on our credit ratings, which are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors. Our unsecured corporate credit ratings from major national credit rating agencies are currently investment grade. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take that may reduce our profitability or that require us to incur additional indebtedness. Any downgrade in our credit ratings will increase our borrowing costs on our Unsecured Revolver and could have a material adverse effect on our ability to raise capital in the debt capital markets, which could in turn have a material adverse effect on our business, liquidity and the market price of our common stock.

There were no other material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We and iStar did not purchase any shares of our common stock during the three months ended March 31, 2021.
Unregistered Sales of Equity Securities
In February 2021, we issued 44,289 shares of our common stock to our Manager as payment for the management fee for the three months ended December 31, 2020. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(2) of the Securities Act. Such shares are subject to certain resale restrictions.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1
Credit Agreement, dated as of March 31, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders, agents and arrangers party thereto and JPMorgan Chase Bank, N.A., Bank of America, N.A., and Goldman Sachs Bank USA, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2021)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements (unaudited).
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
_______________________________________________________________________________
*     In accordance with Rule 406T of Regulation S-T, the iXBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safehold Inc. Registrant
Date:	April 22, 2021	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc. Registrant
Date:	April 22, 2021	/s/ JEREMY FOX-GEEN
Jeremy Fox-Geen Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	April 22, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer (principal accounting officer)