Form 10-Q
period 2021-06-30
Safehold Inc.
filed 2021-07-22
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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

Registrant’s telephone number, including area code: (212) 930-9400

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻    No ☒

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

As of July 20, 2021, there were 53,329,238 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$752,420	$752,420
Less: accumulated depreciation	(25,328)	(22,314)
Real estate, net	727,092	730,106
Real estate-related intangible assets, net (refer to Note 4)	239,661	242,166
Total real estate, net and real estate-related intangible assets, net	966,753	972,272
Net investment in sales-type leases	1,432,481	1,305,519
Ground Lease receivables	679,646	577,457
Equity investments in Ground Leases	169,799	129,614
Cash and cash equivalents	33,949	56,948
Restricted cash	3,784	39,519
Deferred operating lease income receivable	110,676	93,307
Deferred expenses and other assets, net	41,828	34,334
Total assets	$3,438,916	$3,208,970
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$56,120	$76,673
Real estate-related intangible liabilities, net (refer to Note 4)	65,849	66,268
Debt obligations, net	1,897,954	1,684,726
Total liabilities	2,019,923	1,827,667
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 53,329 and 53,206 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	533	532
Additional paid-in capital	1,421,185	1,412,107
Retained earnings	37,870	23,945
Accumulated other comprehensive loss	(43,049)	(57,461)
Total Safehold Inc. shareholders' equity	1,416,539	1,379,123
Noncontrolling interests	2,454	2,180
Total equity	1,418,993	1,381,303
Total liabilities and equity	$3,438,916	$3,208,970
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2021 and December 31, 2020, includes $5.5 million and $4.7 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Operating lease income	$16,964	$17,113	$34,374	$37,893
Interest income from sales-type leases	27,126	19,831	53,100	38,732
Other income	123	409	246	893
Total revenues	44,213	37,353	87,720	77,518
Costs and expenses:
Interest expense	19,160	16,233	36,327	31,381
Real estate expense	722	536	1,319	1,335
Depreciation and amortization	2,385	2,355	4,770	4,702
General and administrative(1)	8,074	6,369	14,729	11,622
Other expense	21	120	391	160
Total costs and expenses	30,362	25,613	57,536	49,200
Income from operations before other items	13,851	11,740	30,184	28,318
Loss on early extinguishment of debt	—	—	(216)	—
Earnings from equity method investments	929	822	1,768	1,640
Net income	14,780	12,562	31,736	29,958
Net income attributable to noncontrolling interests	(48)	(48)	(96)	(97)
Net income attributable to Safehold Inc. common shareholders	$14,732	$12,514	$31,640	$29,861

Per common share data:
Net income
Basic	$0.28	$0.24	$0.59	$0.60
Diluted	$0.28	$0.24	$0.59	$0.60
Weighted average number of common shares:
Basic	53,309	51,084	53,271	49,656
Diluted	53,321	51,093	53,283	49,664
(1)	For the three months ended June 30, 2021 and 2020, includes $6.6 million and $5.7 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation. For the six months ended June 30, 2021 and 2020, includes $12.1 million and $9.9 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$14,780	$12,562	$31,736	$29,958
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	764	469	1,122	813
Unrealized gain (loss) on derivatives	—	(1,434)	13,290	(24,434)
Other comprehensive gain (loss)	764	(965)	14,412	(23,621)
Comprehensive income	15,544	11,597	46,148	6,337
Comprehensive income attributable to noncontrolling interests	(48)	(48)	(96)	(97)
Comprehensive income attributable to Safehold Inc.	$15,496	$11,549	$46,052	$6,240

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at March 31, 2021	$533	$1,416,583	$32,208	$(43,813)	$2,361	$1,407,872
Net income	—	—	14,732	—	48	14,780
Issuance of common stock, net / amortization	—	4,602	—	—	56	4,658
Dividends declared ($0.17 per share)	—	—	(9,070)	—	—	(9,070)
Change in accumulated other comprehensive income (loss)	—	—	—	764	—	764
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance at June 30, 2021	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993

Balance at March 31, 2020	$510	$1,283,643	$7,236	$(61,779)	$1,628	$1,231,238
Net income	—	—	12,514	—	48	12,562
Issuance of common stock, net / amortization	1	3,742	—	—	145	3,888
Dividends declared ($0.16224 per share)	—	—	(8,296)	—	—	(8,296)
Change in accumulated other comprehensive income (loss)	—	—	—	(965)	—	(965)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance at June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	31,640	—	96	31,736
Issuance of common stock, net / amortization	1	9,078	—	—	199	9,278
Dividends declared ($0.33224 per share)	—	—	(17,715)	—	—	(17,715)
Change in accumulated other comprehensive income (loss)	—	—	—	14,412	—	14,412
Distributions to noncontrolling interests	—	—	—	—	(21)	(21)
Balance at June 30, 2021	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993

Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	29,861	—	97	29,958
Issuance of common stock, net / amortization	33	154,782	—	—	249	155,064
Dividends declared ($0.31824 per share)	—	—	(16,261)	—	—	(16,261)
Change in accumulated other comprehensive income (loss)	—	—	—	(23,621)	—	(23,621)
Distributions to noncontrolling interests	—	—	—	—	(21)	(21)
Balance at June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income	$31,736	$29,958
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,770	4,702
Stock-based compensation expense	1,399	1,366
Deferred operating lease income	(17,369)	(17,538)
Non-cash interest income from sales-type leases	(19,477)	(14,162)
Non-cash interest expense	6,039	5,216
Amortization of real estate-related intangibles, net	1,242	1,330
Loss on early extinguishment of debt	216	—
Earnings from equity method investments	(1,768)	(1,640)
Distributions from operations of equity method investments	865	427
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,596	1,097
Non-cash management fees	6,996	6,048
Other operating activities	1,906	1,064
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	847	612
Changes in accounts payable, accrued expenses and other liabilities	(17,909)	296
Cash flows provided by operating activities	1,089	18,776
Cash flows from investing activities:
Acquisitions of real estate	—	(20,276)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(210,580)	(126,616)
Contributions to equity method investments	(39,283)	—
Deposits on Ground Lease investments	(2,667)	1,550
Other investing activities	1,617	(361)
Cash flows used in investing activities	(250,913)	(145,703)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,065	150,086
Proceeds from debt obligations	536,508	409,600
Repayments of debt obligations	(320,000)	(317,000)
Payments for deferred financing costs	(8,933)	(6,140)
Dividends paid to common shareholders	(17,270)	(15,412)
Payment of offering costs	(259)	(1,919)
Distributions to noncontrolling interests	(21)	(21)
Other financing activities	—	24
Cash flows provided by financing activities	191,090	219,218
Changes in cash, cash equivalents and restricted cash	(58,734)	92,291
Cash, cash equivalents and restricted cash at beginning of period	96,467	46,782
Cash, cash equivalents and restricted cash at end of period	$37,733	$139,073
Supplemental disclosure of non-cash investing and financing activity:
Acquisition of real estate	$—	$551
Assumption of other liabilities/debt obligations	—	551
Dividends declared to common shareholders	9,118	8,296
Accrued finance costs	749	305
Accrued offering costs	551	—

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Business—Safehold Inc. (the “Company”) operates its business through one reportable segment by acquiring, managing and capitalizing ground leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index (“CPI”) based, or both) and sometimes include percentage rent participations.

The Company intends to target investments in long-term Ground Leases in which: (i) the cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land (“Combined Property Value”); (ii) the ratio of property net operating income to the Ground Lease payment due the Company (“Ground Rent Coverage”) is between 2.0x to 4.5x, and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

The Company is managed by SFTY Manager, LLC (the “Manager”), a wholly-owned subsidiary of iStar Inc. (“iStar”), the Company’s largest shareholder, pursuant to a management agreement. The Company has no employees, as the Manager provides all services to it. The Company draws on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol “SAFE.” The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT (“UPREIT”). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the “Operating Partnership”). As of June 30, 2021, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2021, the total assets of these consolidated VIEs were $65.2 million and total liabilities were $29.8 million. The classifications of these assets are primarily within “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2021.

Note 3—Summary of Significant Accounting Policies

Fair Values—The Company is required to disclose fair value information with regard to its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The Financial Accounting Standards Board (“FASB”) guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following fair value hierarchy prioritizes the inputs to be used in valuation techniques to measure fair value: Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2: quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company determines the estimated fair values of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Net investment in sales-type leases(1)	$1,432	$1,432	$1,306	$1,306
Ground Lease receivables(1)	680	680	577	577
Cash and cash equivalents(1)	34	34	57	57
Restricted cash(1)	4	4	40	40
Debt obligations, net(2)	1,898	2,059	1,685	1,835
(1)	The Company determined the carrying values of its net investment in sales-type leases; Ground Lease receivables; cash and cash equivalents and restricted cash approximated their fair values. The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy and the fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(2)	The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.

For the remainder of the Company’s significant accounting policies, refer to the Company’s 2020 Annual Report.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities such as the Company that qualified as smaller reporting companies prior to December 31, 2019, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) to clarify certain accounting topics from previously issued ASUs, including ASU 2016-13. ASU 2019-04 addresses certain aspects of ASU 2016-13, including but not limited to, accrued interest receivable, loan recoveries, interest rate projections for variable-rate financial instruments and expected prepayments. ASU 2019-04 provides alternatives that allow entities to measure credit losses on accrued interest separate from credit losses on the principal portion of a loan, clarifies that entities should include expected recoveries in the measurement of credit losses, allows entities to consider future interest rates when measuring credit losses and can elect to adjust effective interest rates used to discount expected cash flows for expected loan prepayments. ASU 2019-04 is effective upon the adoption of ASU 2016-13. Management is currently evaluating the impact of ASU 2019-04 on the Company’s consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Land and land improvements, at cost	$559,188	$559,188
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(25,328)	(22,314)
Total real estate, net	$727,092	$730,106
Real estate-related intangible assets, net	239,661	242,166
Total real estate, net and real estate-related intangible assets, net	$966,753	$972,272

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$203,778	$(11,150)	$192,628
In-place lease assets, net(2)	60,086	(13,777)	46,309
Other intangible assets, net	750	(26)	724
Total	$264,614	$(24,953)	$239,661

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$203,778	$(9,494)	$194,284
In-place lease assets, net(2)	59,179	(12,025)	47,154
Other intangible assets, net	750	(22)	728
Total	$263,707	$(21,541)	$242,166
(1)	Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$829	$826
In-place lease assets (decrease to income)	Depreciation and amortization	876	845
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$1,657	$1,652
In-place lease assets (decrease to income)	Depreciation and amortization	1,752	1,684
Other intangible assets (decrease to income)	Operating lease income	4	4

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2021 (remaining six months)	$3,417
2022	6,833
2023	6,817
2024	6,769
2025	6,769
(1)	As of June 30, 2021, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.9 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of June 30, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(2,769)	$65,849

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(2,350)	$66,268
(1)	Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible liability	Location	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$209	$164

	Income Statement	For the Six Months Ended June 30,
Intangible liability	Location	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$419	$326

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2021, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2021 (remaining six months)	$2,678	$9,065	$1,082	$5,509	$178	$18,512
2022	5,357	18,384	2,185	11,018	356	37,300
2023	5,357	18,833	2,213	11,018	281	37,702
2024	5,357	19,192	2,248	11,018	51	37,866
2025	5,357	19,549	2,314	11,018	51	38,289
Thereafter	412,698	4,745,803	437,853	17,799	128	5,614,281

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Net Investment in Sales-type Leases and Ground Lease Receivables

The Company classifies certain of its Ground Leases as sales-type leases and records the leases within “Net investment in sales-type leases” on the Company’s consolidated balance sheets and records interest income in “Interest income from sales-type leases” in the Company’s consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 and are included in “Ground Lease receivables” on the Company’s consolidated balance sheets. The Company records interest income from Ground Lease receivables in “Interest income from sales-type leases” in the Company’s consolidated statements of operations.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Total undiscounted cash flows(1)	$14,613,642	$13,676,701
Unguaranteed estimated residual value	1,356,980	1,243,292
Present value discount	(14,538,141)	(13,614,474)
Net investment in sales-type leases	$1,432,481	$1,305,519
(1)	As of June 30, 2021, includes $1,594 million of undiscounted cash flows due from iStar pursuant to two Ground Leases with a weighted average remaining lease term of 96.5 years. For the three and six months ended June 30, 2021, the Company recorded $2.1 million and $4.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its two Ground Leases with iStar. For the three and six months ended June 30, 2020, the Company recorded $2.0 million and $4.1 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its two Ground Leases with iStar.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Origination/acquisition/fundings(1)	113,871	95,985	209,856
Accretion	13,273	6,204	19,477
Ending balance(2)	$1,432,481	$679,646	$2,112,127

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	50,262	76,354	126,616
Accretion	10,143	4,019	14,162
Ending balance	$1,045,003	$477,460	$1,522,463
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of June 30, 2021, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.5% and 5.5%, respectively. As of June 30, 2021, the weighted average remaining life of the Company’s 16 Ground Lease receivables was 99.8 years.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2021, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2021 (remaining six months)	$23,150	$641	$266	$24,057
2022	47,019	1,303	537	48,859
2023	48,301	1,329	586	50,216
2024	50,585	1,356	586	52,527
2025	51,451	1,383	586	53,420
Thereafter	13,928,053	355,263	101,247	14,384,563
Total undiscounted cash flows	$14,148,559	$361,275	$103,808	$14,613,642

During the three and six months ended June 30, 2021 and 2020, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2021	Leases	Receivables	Total
Cash	$11,466	$5,672	$17,138
Non-cash	6,771	3,217	9,988
Total interest income from sales-type leases	$18,237	$8,889	$27,126

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2020	Leases	Receivables	Total
Cash	$8,868	$3,685	$12,553
Non-cash	5,200	2,078	7,278
Total interest income from sales-type leases	$14,068	$5,763	$19,831

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2021	Leases	Receivables	Total
Cash	$22,581	$11,042	$33,623
Non-cash	13,273	6,204	19,477
Total interest income from sales-type leases	$35,854	$17,246	$53,100

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2020	Leases	Receivables	Total
Cash	$17,558	$7,012	$24,570
Non-cash	10,143	4,019	14,162
Total interest income from sales-type leases	$27,701	$11,031	$38,732

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a noncontrolling minority equity interest in a Ground Lease at an office property in New York City. As of June 30, 2021, the Company’s investment in the Ground Lease was $39.4 million.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

During both the three and six months ended June 30, 2021, the Company recorded $0.1 million in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of June 30, 2021 and December 31, 2020, the Company’s investment in the venture was $130.4 million and $129.6 million, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded $0.8 million and $0.8 million, respectively, in earnings from equity method investments from the venture. During the six months ended June 30, 2021 and 2020, the Company recorded $1.7 million and $1.6 million, respectively, in earnings from equity method investments from the venture.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Operating lease right-of-use asset(1)	$27,993	$28,550
Other assets(2)	1,747	1,965
Deferred finance costs, net(3)	7,961	3,354
Leasing costs, net	460	465
Purchase deposits	3,667	—
Deferred expenses and other assets, net	$41,828	$34,334
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended June 30, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” and $0.1 million and $0.1 million, respectively, in “Other income” from its operating lease right-of-use asset. During the six months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.2 million, respectively, in “Real estate expense” and $0.2 million and $0.2 million, respectively, in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	During the three months ended June 30, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statement of operations. During the six months ended June 30, 2021 and 2020, the Company recognized $0.1 million and $3.8 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statement of operations.
(3)	Accumulated amortization of deferred finance costs was $0.7 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2021	December 31, 2020
Interest rate hedge liabilities	$—	$33,215
Interest payable	25,443	17,890
Dividends declared and payable	9,118	8,673
Operating lease liability	5,669	5,732
Other liabilities(1)	9,543	6,236
Management fee payable	3,524	3,402
Accrued expenses(2)	2,823	1,525
Accounts payable, accrued expenses and other liabilities	$56,120	$76,673
(1)	As of June 30, 2021 and December 31, 2020, other liabilities includes $2.0 million and $1.3 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of June 30, 2021 and December 31, 2020, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	June 30, 2021	December 31, 2020	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Revolver(3)	—	215,000	N/A	N/A
Total secured credit financing(4)	1,498,113	1,713,113
Unsecured financing:
Unsecured Revolver	35,000	—	LIBOR plus 1.00%	March 2026
2.80% senior notes	400,000	—	2.80%	June 2031
Total unsecured financing	435,000	—
Total debt obligations	1,933,113	1,713,113
Debt premium, discount and deferred financing costs, net	(35,159)	(28,387)
Total debt obligations, net	$1,897,954	$1,684,726
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of June 30, 2021, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.21%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2021, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.74% and 3.07%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	This revolver was replaced in March 2021 with the Company’s Unsecured Revolver.
(4)	As of June 30, 2021, $1.9 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of June 30, 2021, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). The Unsecured Revolver provides an accordion feature to increase, subject to certain conditions (including the obtainment of additional lender commitments), the maximum availability up to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of June 30, 2021, there was $965.0 million of undrawn capacity on the Unsecured Revolver.

Unsecured Notes—In May 2021, the Operating Partnership (as issuer) and the Company (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031 (the “Notes”). The Notes were issued at 99.127% of par. The Company may redeem the Notes in whole at any time or in part from time to time prior to March 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of June 30, 2021, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of June 30, 2021, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2021 (remaining six months)	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter(1)	1,498,113	435,000	1,933,113
Total principal maturities	1,498,113	435,000	1,933,113
Debt premium, discount and deferred financing costs, net	(28,070)	(7,089)	(35,159)
Total debt obligations, net	$1,470,043	$427,911	$1,897,954
(1)	As of June 30, 2021, the Company’s weighted average maturity for its secured mortgages was 30.0 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement, plus

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company has the right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space. There can be no assurance that the Company will exercise its option to acquire the property.

In June 2021, the Company entered into an aggregate $17.0 million commitment to acquire land for $5.2 million and provide a $11.8 million leasehold improvement allowance for the Ground Lease tenant's development of a multi-family property. As of June 30, 2021, the Company had acquired the land and expects to fund the remaining commitment upon the completion of certain conditions.

In June 2021, the Company entered into two agreements pursuant to each of which it would acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by the Company upon acquisition. If certain construction conditions are not met within a specified time period, the Company will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the properties and Ground Leases from iStar.

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

In January 2021, the Company entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant’s conversion of an office property into a multi-family property. As of June 30, 2021, the Company had acquired the land and funded $7.5 million of the leasehold improvement allowance. The Company expects to fund the remaining commitment upon the completion of certain conditions.

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

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. The Company did not have a significant concentration of operating lease income from any tenant for the periods presented.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments has been associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Interest rate hedge assets are recorded in “Deferred expenses and other assets, net” and interest rate hedge liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For the Company’s derivatives designated and qualifying as cash flow hedges, changes in the fair value of the derivatives are reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.

For the Company’s derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in “Interest expense” in the Company’s consolidated statements of operations. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 ($ in thousands):(1)

	June 30, 2021	December 31, 2020
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Liabilities
Interest rate swaps(3)	$—	$33,215	Accounts payable, accrued expenses and other liabilities
Total	$—	$33,215
(1)	During the three months ended June 30, 2020, the Company recorded $1.4 million of unrealized losses in accumulated other comprehensive income (loss). During the six months ended June 30, 2021 and 2020, the Company recorded $13.3 million and ($24.4) million respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $4.1 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(3)	During the six months ended June 30, 2021, the Company terminated its interest rate hedges for $19.9 million.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness,

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of December 31, 2020, the Company posted collateral of $35.5 million, which is included in “Restricted cash” on the Company’s consolidated balance sheets. As of December 31, 2020, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended June 30, 2021
Interest rate swaps	Interest expense	$—	$(764)
For the Three Months Ended June 30, 2020
Interest rate swaps	Interest expense	$(1,434)	$(469)
For the Six Months Ended June 30, 2021
Interest rate swaps	Interest expense	$13,290	$(1,122)
For the Six Months Ended June 30, 2020
Interest rate swaps	Interest expense	$(24,434)	$(813)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. From the completion of the Company’s initial public offering through June 30, 2021, iStar purchased 4.4 million shares of the Company’s common stock for $129.6 million, at an average cost of $29.71 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans”) in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. As of June 30, 2021, iStar owned 66.0% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in connection with its purchase of newly designated limited partnership units (the “Investor Units”) in January 2019. In May 2019, after approval of the Company’s shareholders, the Investor Units were exchanged for shares of the Company’s common stock on a one-for-one basis.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through June 30, 2021, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of issuance costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of June 30, 2021, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “CARET Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company’s

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s independent directors and employees of the Manager and will be recognized over a period of four years. As of June 30, 2021, all stock price hurdles were achieved and 57% of each outstanding award is now fully vested while the remaining 43% of each award will become vested upon satisfaction of continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020 vest over three years upon satisfaction of continuing service conditions. As of June 30, 2021, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the six months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.2 million, respectively, in expense from CARET Units and it is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheet.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s independent directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company’s common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of June 30, 2021, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock units. As of June 30, 2021, an aggregate of 724,500 shares remain available for issuance pursuant to future awards under the Company’s 2017 Equity Incentive Plan.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and CARET Units that have been granted to employees of the Company’s Manager.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

payments in excess of operating cash flows. During the six months ended June 30, 2021 and 2020, the Company declared cash dividends on its common stock of $17.7 million, or $0.33224 per share, and $16.3 million, or $0.31824 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$14,780	$12,562	$31,736	$29,958
Net income attributable to noncontrolling interests	(48)	(48)	(96)	(97)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$14,732	$12,514	$31,640	$29,861

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$14,732	$12,514	$31,640	$29,861
Net income attributable to Safehold Inc. common shareholders - diluted	$14,732	$12,514	$31,640	$29,861

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	53,309	51,084	53,271	49,656
Add: Effect of assumed shares under treasury stock method for restricted stock units	12	9	12	8
Weighted average common shares outstanding for diluted earnings per common share	53,321	51,093	53,283	49,664

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.28	$0.24	$0.59	$0.60
Net income attributable to Safehold Inc. common shareholders - diluted	$0.28	$0.24	$0.59	$0.60

Note 13—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company’s largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of March 31, 2021, iStar had total assets of approximately $4.8 billion and 142 employees.

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

Annual fee of 1.00% of total equity (up to $1.5 billion)

Annual fee of 1.25% of total equity (for incremental equity of $1.5 billion to $3.0 billion)

Annual fee of 1.375% of total equity (for incremental equity of $3.0 billion to $5.0 billion) and

Annual fee of 1.5% of total equity (for incremental equity over $5.0 billion)

Management Fee Consideration

At the discretion of the Company’s independent directors, payment will be made in cash or in shares of the Company’s common stock (valued at the greater of: (i) the volume weighted average market price during a specified pricing period; or (ii) the initial public offering price of $20.00 per share)

Lock-up

Restriction from selling common stock received for management fees for two years from the date of such issuance (restriction will terminate in the event of and effective with the termination of the management agreement)

Incentive Fee	None
Term

Non-terminable through June 30, 2023, except for cause.

Automatic annual renewals thereafter, subject to non-renewal upon certain findings by the Company’s independent directors and payment of termination fee.

Termination Fee	3x prior year’s management fee

During the three months ended June 30, 2021 and 2020, the Company recorded $3.5 million and $3.2 million, respectively, in management fees to the Manager. During the six months ended June 30, 2021 and 2020, the Company recorded $7.0 million and $6.0 million, respectively, in management fees to the Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company pays, or reimburses the Manager for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

During the three months ended June 30, 2021 and 2020, the Company was allocated $1.9 million and $1.3 million, respectively, in expenses from the Manager. During the six months ended June 30, 2021 and 2020, the Company was allocated $3.8 million and $2.5 million, respectively, in expenses from the Manager. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Acquisitions

iStar has participated in certain of the Company’s investment transactions, as the Company’s tenant or either as a seller of land or by providing financing to the Company’s Ground Lease tenants. Following is a list of transactions in which the Company and iStar participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to transactions in which iStar is also a participant.

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

In February 2021, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing hotel property. iStar provided a $50.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid iStar $1.9 million of additional consideration in connection with this investment.

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

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement, plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement (refer to Note 9).

In June 2021, the Company entered into two agreements pursuant to each of which it would acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment. (refer to Note 9). There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the properties and Ground Leases from iStar.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in this Form 10-Q and our Annual Report on Form 10-K, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.

Executive Overview

The coronavirus (COVID-19) pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors, including real estate. We and our Manager continue to be focused on ensuring the health and safety of our personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities and implementing appropriate cost containment measures. Although more normalized activities have resumed, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on our business and the COVID-19 pandemic could have a delayed adverse impact on our financial results. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.

As of June 30, 2021, the percentage breakdown of the gross book value of our portfolio was 54% office, 28% multi-family, 17% hotels and 1% other. The COVID-19 pandemic hit the hotel sector, including the hotel properties in our portfolio, particularly hard. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues, and for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenue. During 2020, operations at all of the hotel properties in our portfolio were substantially reduced. Our financial results for the six months ended June 30, 2021 were adversely impacted by the COVID-19 pandemic due to a decline in percentage rent revenues under our Park Hotels Portfolio in respect of 2020 hotel operating performance. Despite the decrease in percentage rent revenues, which may continue in subsequent quarters, we have received 100% of the Ground Lease rent due under our Ground Leases through June 30, 2021. However, there is no guarantee that we will not experience disruptions in the payment of future rents by our hotel or other tenants, which would adversely impact our cash flows from operations, and any such impact could be material.

We saw an increase in new investment activity in the second quarter 2021 versus the first quarter 2021, but continue to experience some effect from the COVID-19 pandemic on our new investment activity, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, although more normalized activities have resumed, the pandemic has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. See the Risk Factors section of our 2020 Annual Report on Form 10-K for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

We have chosen to focus on Ground Leases because we believe they meet an important need in the real estate capital markets for our customers. We also believe Ground Leases offer a unique combination of safety, income growth and the potential for capital appreciation for investors for the following reasons:

High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property’s capital structure. The combined property value subject to a Ground Lease typically significantly exceeds the Ground Lease landlord’s investment in the Ground Lease; therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions. Additionally, the typical structure of a Ground Lease provides the landlord with a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments.

Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a Consumer Price Index (“CPI”) or a combination thereof, and may also include a participation in the gross revenues of the property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture anticipated increases in land values over time, as well as serving as a basis for growing our dividend.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon (the “Combined Property Value”) as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See “Risk Factors” in our Annual Report on Form 10-K for a discussion of these tenant rights.

Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We track the unrealized capital appreciation in the value of our owned residual portfolio over our basis (“UCA”) because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the safety of our position in a tenant’s capital structure; (2) the quality of the long-term cash flows generated by our portfolio rent that increases over time; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.

We believe that, similar to a loan to value metric, tracking changes in the value of our owned residual portfolio is useful as an indicator of the quality of our cash flows and the safety of our position in a tenant’s capital structure, which, in turn, supports our objective to pay and grow dividends over time. Observing changes in our owned residual portfolio value also helps us monitor changes in the value of the real estate portfolio that reverts to us under the terms of the leases, either at the expiration or earlier termination of the lease. The value may be realized by us at the relevant time by entering into a new lease reflecting then current market terms and values, selling the building, selling the building with the land, or operating the building directly and leasing the spaces to tenants at prevailing market rates.

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

The table below shows the current estimated UCA in our owned residual portfolio as of June 30, 2021 and December 31, 2020 ($ in millions):(1)

	June 30, 2021	December 31, 2020
Combined Property Value(2)	$9,480	$8,637
Ground Lease Cost(2)	3,483	3,177
Unrealized Capital Appreciation in Our Owned Residual Portfolio	5,997	5,460
(1)	Please review our Current Report on Form 8-K filed on July 22, 2021 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” in our Annual Report on Form 10-K for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $149.4 million and $111.9 million related to transactions with remaining unfunded commitments as of June 30, 2021 and December 31, 2020, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $22.3 million and $18.2 million of unfunded commitments as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our gross book value as a percentage of combined property value was 40%.

We formed a wholly-owned subsidiary called “CARET” that is structured to track and capture UCA to the extent UCA is realized upon expiration of our Ground Leases, sales of our land and Ground Leases or certain other specified events. Under a shareholder-approved plan, management was granted up to 15% of CARET units, which remain subject to time-based vesting.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of June 30, 2021, our estimated portfolio Ground Rent Coverage was 3.3x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our Annual Report on Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of June 30, 2021 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	9.9%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	8.4%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	8.1%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	6.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	5.8%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.3%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	4.3%
32 Old Slip(2)	Office	New York, NY	2114 / 2164	Fixed Bumps	2.6%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.3%
Anderson Drive	Multi-family	Fairfax, VA	2082 / 2082	Fixed with Inflation Adjustments	2.2%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for these properties represents our pro rata share of the gross book value of our unconsolidated ventures (refer to Note 6).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of June 30, 2021, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	41%
West	22
Mid Atlantic	17
Southeast	10
Southwest	7
Central	3

% of Gross
Property Type	Book Value
Office	54%
Multifamily	28
Hotel	17
Other	1

Unfunded Commitments

In June 2021, we acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement, plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, we have the right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space. There can be no assurance that we will exercise our option to acquire the property.

In June 2021, we entered into an aggregate $17.0 million commitment to acquire land for $5.2 million and provide a $11.8 million leasehold improvement allowance for the Ground Lease tenant's development of a multi-family property. As of June 30, 2021, we had acquired the land and expect to fund the remaining commitment upon the completion of certain conditions.

In June 2021, we entered into two agreements pursuant to each of which we would acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by us upon acquisition. If certain construction conditions are not met within a specified time period, we will have no obligation to acquire the Ground Leases or fund the leasehold improvement allowances. There can be no assurance that the conditions to closing will be satisfied and that we will acquire the properties and Ground Leases from iStar.

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

In January 2021, we entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant’s conversion of an office property into a multi-family property. As of June 30, 2021, we had acquired the land and funded $7.5 million of the leasehold improvement allowance. We expect to fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended
	June 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$16,964	$17,113	$(149)
Interest income from sales-type leases	27,126	19,831	7,295
Other income	123	409	(286)
Total revenues	44,213	37,353	6,860
Interest expense	19,160	16,233	2,927
Real estate expense	722	536	186
Depreciation and amortization	2,385	2,355	30
General and administrative	8,074	6,369	1,705
Other expense	21	120	(99)
Total costs and expenses	30,362	25,613	4,749
Loss on early extinguishment of debt	—	—	—
Earnings from equity method investments	929	822	107
Net income	$14,780	$12,562	$2,218

Operating lease income decreased to $17.0 million during the three months ended June 30, 2021 from $17.1 million for the same period in 2020. The decrease was due primarily to the reversal of accrued operating lease income from a non-Ground Leased retail tenant that we do not expect to collect, partially offset by new Ground Leases acquired and classified as operating leases since July 1, 2020.

Interest income from sales-type leases increased to $27.1 million for the three months ended June 30, 2021 from $19.8 million for the same period in 2020. The increase was due primarily to the origination of Ground Leases classified as sales-type leases since July 1, 2020.

Other income for both the three months ended June 30, 2021 and 2020 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. In addition, during the three months ended June 30, 2020, we recognized $0.1 million of interest income earned on our cash balances.

During the three months ended June 30, 2021 and 2020, we incurred interest expense from our debt obligations of $19.2 million and $16.2 million, respectively. The increase in 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.

Real estate expense was $0.7 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended June 30, 2021 and 2020, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2021 was primarily the result of an increase in legal fees at certain of our properties.

Depreciation and amortization was $2.4 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and the Buckler multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, stock-based compensation (primarily to our independent directors), costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended June 30, 2021 and 2020 ($ in thousands):

	For the Three Months Ended
	June 30,
	2021	2020
Management fees(1)	$3,524	$3,190
Public company and other costs	1,460	709
Expense reimbursements to the Manager(1)	1,875	1,250
Stock-based compensation(2)	1,215	1,220
Total general and administrative expenses	$8,074	$6,369
(1)	Refer to Note 13.
(2)	During the three months ended June 30, 2021 and 2020, $1.1 million and $1.0 million, respectively, of stock-based compensation represented compensation to our independent directors.

During the three months ended June 30, 2021, other expense consists primarily of fees related to unsuccessful pursuit costs and fees related to our derivative transactions. During the three months ended June 30, 2020, other expense consists primarily of property appraisal fees.

During the three months ended June 30, 2021, earnings from equity method investments resulted from our $0.8 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6) and our $0.1 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6). During the three months ended June 30, 2020, earnings from equity method investments resulted from our pro rata share of income from the venture that we entered into in November 2019.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended
	June 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$34,374	$37,893	$(3,519)
Interest income from sales-type leases	53,100	38,732	14,368
Other income	246	893	(647)
Total revenues	87,720	77,518	10,202
Interest expense	36,327	31,381	4,946
Real estate expense	1,319	1,335	(16)
Depreciation and amortization	4,770	4,702	68
General and administrative	14,729	11,622	3,107
Other expense	391	160	231
Total costs and expenses	57,536	49,200	8,336
Loss on early extinguishment of debt	(216)	—	(216)
Earnings from equity method investments	1,768	1,640	128
Net income	$31,736	$29,958	$1,778

Operating lease income decreased to $34.4 million during the six months ended June 30, 2021 from $37.9 million for the same period in 2020. The decrease was due primarily to a decrease in percentage rent from our Park Hotels Portfolio resulting from a decline in 2020 hotel operating performance due to the COVID-19 pandemic.

Interest income from sales-type leases increased to $53.1 million for the six months ended June 30, 2021 from $38.7 million for the same period in 2020. The increase was due primarily to the origination of Ground Leases classified as sales-type leases.

Other income for both the six months ended June 30, 2021 and 2020 includes $0.2 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. In addition, during the six months ended June 30, 2020, we recognized $0.2 million of interest income earned on our cash balances.

During the six months ended June 30, 2021 and 2020, we incurred interest expense from our secured financings of $36.3 million and $31.4 million, respectively. The increase in 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.

Real estate expense was $1.3 million and $1.3 million during the six months ended June 30, 2021 and 2020, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the six months ended June 30, 2021 and 2020, we also recorded $0.2 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $4.8 million and $4.7 million during the six months ended June 30, 2021 and 2020, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and our ownership of the Buckler multi-family property. The slight increase in 2021 was due primarily to an increase in the amortization of in-place intangible assets resulting from new acquisitions with in-place intangible assets.

General and administrative expenses include management fees, stock-based compensation (primarily to our independent directors), costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the six months ended June 30, 2021 and 2020 ($ in thousands):

	For the Six Months Ended
	June 30,
	2021	2020
Management fees(1)	$6,996	$6,049
Public company and other costs	2,584	1,707
Expense reimbursements to the Manager(1)	3,750	2,500
Stock-based compensation(2)	1,399	1,366
Total general and administrative expenses	$14,729	$11,622
(1)	Refer to Note 13.
(2)	During the six months ended June 30, 2021 and 2020, $1.1 million and $1.0 million, respectively, of stock-based compensation represented compensation to our independent directors.

During the six months ended June 30, 2021, other expense consists primarily of fees related to public company filings. During the six months ended June 30, 2020, other expense consists primarily of property appraisal fees.

During the six months ended June 30, 2021, loss on early extinguishment of debt resulted from the replacement of our secured revolving credit facility with our new Unsecured Revolver (refer to Note 8).

During the six months ended June 30, 2021, earnings from equity method investments resulted from our $1.7 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6) and our $0.1 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6). During the six months ended June 30, 2020, earnings from equity method investments resulted from our pro rata share of income from the venture that we entered into in November 2019.

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into a new unsecured revolver (refer to Note 8) with a total capacity of $1.0 billion (the “Unsecured Revolver”). In the second quarter 2021, we issued $400 million aggregate principal amount of 2.80% senior notes due 2031 (the “Notes”). The Notes were issued at 99.127% of par. As evidenced by our Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our investment grade credit ratings will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

Our Unsecured Revolver replaced our secured revolving credit facility. With its increased size of total capacity of $1.0 billion (which can be increased to $1.35 billion with the obtainment of additional lender commitments) and reduced cost, our new Unsecured Revolver allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform. We also believe our Unsecured Revolver marked a strong first step towards our goal of unlocking opportunities from the unsecured capital markets to deliver lower cost, more efficient capital to our customers.

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of June 30, 2021, we had $248.9 million of aggregate purchase price remaining under our ATM.

As of June 30, 2021, our liquidity position included $33.9 million of unrestricted cash and $965 million of undrawn capacity on our Unsecured Revolver. We refer to the combined $999 million of unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

During the six months ended June 30, 2020, we recognized $3.6 million of percentage rent revenues from our Park Hotels Portfolio in respect of 2019 hotel operating performance. During the six months ended June 30, 2021, we did not recognize any percentage rent revenues from our Park Hotels Portfolio in respect of 2020 hotel operating performance impacted by the COVID-19 pandemic. Any decrease in percentage rent revenues, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

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

As of June 30, 2021, we had $1.9 billion principal amount of fixed-rate debt outstanding and $35.0 million of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.10% as of June 30, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$35
Base Interest Rate	—
+10 Basis Points	(35)
+ 50 Basis Points	(175)
+100 Basis Points	(350)

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Accounting Officer, who is currently performing the functions of the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and principal financial officer (whose functions are currently being performed by the Company's Chief Accounting Officer).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer (performing the functions of the principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

There have been no changes during the last fiscal quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2021.

The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended June 30, 2021. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans
April 1 to April 30	—	—	N/A	N/A
May 1 to May 31	197,721	$ 69.59	N/A	N/A
June 1 to June 30	151,113	$ 74.03	N/A	N/A

Unregistered Sales of Equity Securities

In April 2021, we issued 50,418 shares of our common stock to our Manager as payment for the management fee for the three months ended March 31, 2021. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
4.1

Indenture, dated as of May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 7, 2021)

4.2

First Supplemental Indenture, dated as of May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 7, 2021)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	July 22, 2021	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	July 22, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer
(principal financial officer)