Form 10-Q
period 2021-09-30
Safehold Inc.
filed 2021-10-21
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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

As of October 19, 2021, there were 56,559,871 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$740,971	$752,420
Less: accumulated depreciation	(26,835)	(22,314)
Real estate, net	714,136	730,106
Real estate-related intangible assets, net (refer to Note 4)	222,606	242,166
Total real estate, net and real estate-related intangible assets, net	936,742	972,272
Net investment in sales-type leases	1,801,986	1,305,519
Ground Lease receivables	691,378	577,457
Equity investments in Ground Leases	171,532	129,614
Cash and cash equivalents	43,870	56,948
Restricted cash	3,831	39,519
Deferred operating lease income receivable	109,373	93,307
Deferred expenses and other assets, net	66,270	34,334
Total assets	$3,824,982	$3,208,970
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$62,492	$76,673
Real estate-related intangible liabilities, net (refer to Note 4)	65,638	66,268
Debt obligations, net	2,028,195	1,684,726
Total liabilities	2,156,325	1,827,667
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 56,560 and 53,206 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	566	532
Additional paid-in capital	1,658,972	1,412,107
Retained earnings	48,455	23,945
Accumulated other comprehensive loss	(42,015)	(57,461)
Total Safehold Inc. shareholders' equity	1,665,978	1,379,123
Noncontrolling interests	2,679	2,180
Total equity	1,668,657	1,381,303
Total liabilities and equity	$3,824,982	$3,208,970
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2021 and December 31, 2020, includes $5.5 million and $4.7 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Operating lease income	$16,992	$17,195	$51,367	$55,088
Interest income from sales-type leases	30,145	20,583	83,244	59,315
Other income	144	222	390	1,115
Total revenues	47,281	38,000	135,001	115,518
Costs and expenses:
Interest expense	20,932	16,430	57,259	47,811
Real estate expense	719	493	2,038	1,828
Depreciation and amortization	2,390	2,361	7,160	7,064
General and administrative(1)	6,658	5,302	21,388	16,924
Other expense	350	34	740	194
Total costs and expenses	31,049	24,620	88,585	73,821
Income from operations before other items	16,232	13,380	46,416	41,697
Loss on early extinguishment of debt	—	—	(216)	—
Earnings from equity method investments	2,244	832	4,012	2,472
Selling profit from sales-type leases	1,833	—	1,833	—
Net income	20,309	14,212	52,045	44,169
Net income attributable to noncontrolling interests	(105)	(49)	(201)	(145)
Net income attributable to Safehold Inc. common shareholders	$20,204	$14,163	$51,844	$44,024

Per common share data:
Net income
Basic	$0.38	$0.28	$0.97	$0.88
Diluted	$0.38	$0.28	$0.97	$0.88
Weighted average number of common shares:
Basic	53,498	51,153	53,347	50,158
Diluted	53,511	51,162	53,359	50,167
(1)	For the three months ended September 30, 2021 and 2020, includes $5.6 million and $4.7 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation. For the nine months ended September 30, 2021 and 2020, includes $17.8 million and $14.6 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$20,309	$14,212	$52,045	$44,169
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	1,034	508	2,156	1,321
Unrealized gain (loss) on derivatives	—	984	13,290	(23,450)
Other comprehensive gain (loss)	1,034	1,492	15,446	(22,129)
Comprehensive income	21,343	15,704	67,491	22,040
Comprehensive income attributable to noncontrolling interests	(105)	(49)	(201)	(145)
Comprehensive income attributable to Safehold Inc.	$21,238	$15,655	$67,290	$21,895

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at June 30, 2021	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993
Net income	—	—	20,204	—	105	20,309
Issuance of common stock, net / amortization	33	237,787	—	—	132	237,952
Dividends declared ($0.17 per share)	—	—	(9,619)	—	—	(9,619)
Change in accumulated other comprehensive income	—	—	—	1,034	—	1,034
Distributions to noncontrolling interests	—	—	—	—	(12)	(12)
Balance at September 30, 2021	$566	$1,658,972	$48,455	$(42,015)	$2,679	$1,668,657

Balance at June 30, 2020	$511	$1,287,385	$11,454	$(62,744)	$1,811	$1,238,417
Net income	—	—	14,163	—	49	14,212
Issuance of common stock, net / amortization	1	3,231	—	—	147	3,379
Dividends declared ($0.16224 per share)	—	—	(8,306)	—	—	(8,306)
Change in accumulated other comprehensive income	—	—	—	1,492	—	1,492
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance at September 30, 2020	$512	$1,290,616	$17,311	$(61,252)	$1,996	$1,249,183

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

			Retained	Accumulated
	Common	Additional	Earnings	Other
	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	51,844	—	201	52,045
Issuance of common stock, net / amortization	34	246,865	—	—	331	247,230
Dividends declared ($0.50224 per share)	—	—	(27,334)	—	—	(27,334)
Change in accumulated other comprehensive income	—	—	—	15,446	—	15,446
Distributions to noncontrolling interests	—	—	—	—	(33)	(33)
Balance at September 30, 2021	$566	$1,658,972	$48,455	$(42,015)	$2,679	$1,668,657

Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	44,024	—	145	44,169
Issuance of common stock, net / amortization	34	158,013	—	—	397	158,444
Dividends declared ($0.4805 per share)	—	—	(24,567)	—	—	(24,567)
Change in accumulated other comprehensive loss	—	—	—	(22,129)	—	(22,129)
Distributions to noncontrolling interests	—	—	—	—	(32)	(32)
Balance at September 30, 2020	$512	$1,290,616	$17,311	$(61,252)	$1,996	$1,249,183

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income	$52,045	$44,169
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,160	7,064
Stock-based compensation expense	1,574	1,555
Deferred operating lease income	(25,789)	(26,282)
Non-cash interest income from sales-type leases	(30,662)	(21,758)
Non-cash interest expense	8,895	8,088
Amortization of real estate-related intangibles, net	1,849	2,003
Loss on early extinguishment of debt	216	—
Earnings from equity method investments	(4,012)	(2,472)
Distributions from operations of equity method investments	1,397	734
Selling profit from sales-type leases	(1,833)	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	2,617	1,677
Non-cash management fees	10,594	9,282
Other operating activities	3,187	1,596
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	99	(5)
Changes in accounts payable, accrued expenses and other liabilities	(14,390)	125
Cash flows provided by operating activities	12,947	25,776
Cash flows from investing activities:
Acquisitions of real estate	—	(20,612)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(542,269)	(165,071)
Contributions to equity method investments	(39,304)	—
Deposits on Ground Lease investments	(27,617)	1,050
Other investing activities	1,892	(104)
Cash flows used in investing activities	(607,298)	(184,737)
Cash flows from financing activities:
Proceeds from issuance of common stock	243,345	150,086
Proceeds from debt obligations	896,508	418,970
Repayments of debt obligations	(550,000)	(317,000)
Payments for deferred financing costs	(9,511)	(6,528)
Dividends paid to common shareholders	(26,334)	(23,702)
Payment of offering costs	(8,390)	(1,919)
Distributions to noncontrolling interests	(33)	(32)
Other financing activities	—	24
Cash flows provided by financing activities	545,585	219,899
Changes in cash, cash equivalents and restricted cash	(48,766)	60,938
Cash, cash equivalents and restricted cash at beginning of period	96,467	46,782
Cash, cash equivalents and restricted cash at end of period	$47,701	$107,720
Supplemental disclosure of non-cash investing and financing activity:
Acquisition of real estate	$—	$383
Assumption of other liabilities/debt obligations	—	383
Dividends declared to common shareholders	9,631	8,306
Accrued finance costs	248	2
Accrued offering costs	409	15

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol “SAFE.” The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT (“UPREIT”). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the “Operating Partnership”). As of September 30, 2021, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2021, the total assets of these consolidated VIEs were $68.0 million and total liabilities were $29.7 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2021.

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

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Net investment in sales-type leases(1)	$1,802	$1,802	$1,306	$1,306
Ground Lease receivables(1)	691	691	577	577
Cash and cash equivalents(1)	44	44	57	57
Restricted cash(1)	4	4	40	40
Debt obligations, net(2)	2,028	2,194	1,685	1,835
(1)	The Company determined the carrying values of its net investment in sales-type leases; Ground Lease receivables; cash and cash equivalents and restricted cash approximated their fair values. The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy and the fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.
(2)	The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.

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

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Land and land improvements, at cost	$547,739	$559,188
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(26,835)	(22,314)
Total real estate, net	$714,136	$730,106
Real estate-related intangible assets, net	222,606	242,166
Total real estate, net and real estate-related intangible assets, net	$936,742	$972,272

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(11,336)	$174,666
In-place lease assets, net(2)	61,848	(14,630)	47,218
Other intangible assets, net	750	(28)	722
Total	$248,600	$(25,994)	$222,606

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$203,778	$(9,494)	$194,284
In-place lease assets, net(2)	59,179	(12,025)	47,154
Other intangible assets, net	750	(22)	728
Total	$263,707	$(21,541)	$242,166
(1)	Above-market lease assets are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during business combinations and asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible asset	Location	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$814	$830
In-place lease assets (decrease to income)	Depreciation and amortization	881	852
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Nine Months Ended September 30,
Intangible asset	Location	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$2,471	$2,481
In-place lease assets (decrease to income)	Depreciation and amortization	2,633	2,536
Other intangible assets (decrease to income)	Operating lease income	6	6

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2021 (remaining three months)	$1,668
2022	6,673
2023	6,657
2024	6,609
2025	6,609
(1)	As of September 30, 2021, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 78.7 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of September 30, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(2,980)	$65,638

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(2,350)	$66,268
(1)	Below-market lease liabilities are recognized during business combinations and asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Income Statement	For the Three Months Ended September 30,
Intangible liability	Location	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$209	$161

	Income Statement	For the Nine Months Ended September 30,
Intangible liability	Location	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$628	$484

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2021, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent (1)	Rent (1)	Total
2021 (remaining three months)	$1,339	$4,185	$544	$2,755	$89	$8,912
2022	5,357	16,928	2,185	11,018	356	35,844
2023	5,357	17,347	2,213	11,018	281	36,216
2024	5,357	17,677	2,247	11,018	51	36,350
2025	5,357	18,004	2,313	11,018	51	36,743
Thereafter	412,698	4,345,234	437,853	17,799	128	5,213,712
(1)	During the three months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $8 thousand, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.2 million and $3.8 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

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

In September 2021, the Company entered into a lease assignment and modification with one of its tenants under an operating lease. In connection with this transaction, the lease was assigned to a new tenant and the maturity of the lease was extended by 3.5 years to September 2120. As a result of the modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease and recorded $40.9 million in "Net investment in leases" and derecognized $11.4 million from "Real estate, net," $9.8 million from "Deferred operating lease income receivable" and $17.9 million from "Real estate-related intangible assets, net" on its consolidated balance sheet. The Company recognized $1.8 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the three and nine months ended September 30, 2021 as a result of the transaction.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Total undiscounted cash flows(1)	$18,649,140	$13,676,701
Unguaranteed estimated residual value	1,721,646	1,243,292
Present value discount	(18,568,800)	(13,614,474)
Net investment in sales-type leases	$1,801,986	$1,305,519
(1)	As of September 30, 2021, includes $1,592 million of undiscounted cash flows due from iStar pursuant to two Ground Leases with a weighted average remaining lease term of 96.2 years. For the three and nine months ended September 30, 2021, the Company recorded $2.1 million and $6.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its two Ground Leases with iStar. For the three and nine months ended September 30, 2020, the Company recorded $2.1 million and $6.1 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its two Ground Leases with iStar.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Transfer from real estate, net	40,900	—	40,900
Origination/acquisition/fundings(1)	434,551	104,458	539,009
Accretion	21,198	9,463	30,661
Ending balance(2)	$1,801,986	$691,378	$2,493,364

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2020
Beginning balance	$984,598	$397,087	$1,381,685
Origination/acquisition/fundings(1)	88,648	76,477	165,125
Accretion	15,441	6,317	21,758
Ending balance	$1,088,687	$479,881	$1,568,568
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of September 30, 2021, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.3% and 5.5%, respectively. As of September 30, 2021, the weighted average remaining life of the Company’s 17 Ground Lease receivables was 99.6 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2021, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2021 (remaining three months)	$14,132	$323	$133	$14,588
2022	57,913	1,303	537	59,753
2023	60,559	1,329	586	62,474
2024	63,079	1,356	586	65,021
2025	64,208	1,383	586	66,177
Thereafter	17,924,617	355,262	101,248	18,381,127
Total undiscounted cash flows	$18,184,508	$360,956	$103,676	$18,649,140

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

During the three and nine months ended September 30, 2021 and 2020, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2021	Leases	Receivables	Total
Cash	$13,193	$5,767	$18,960
Non-cash	7,926	3,259	11,185
Total interest income from sales-type leases	$21,119	$9,026	$30,145

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2020	Leases	Receivables	Total
Cash	$8,960	$4,027	$12,987
Non-cash	5,298	2,298	7,596
Total interest income from sales-type leases	$14,258	$6,325	$20,583

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2021	Leases	Receivables	Total
Cash	$35,773	$16,809	$52,582
Non-cash	21,198	9,464	30,662
Total interest income from sales-type leases	$56,971	$26,273	$83,244

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2020	Leases	Receivables	Total
Cash	$26,518	$11,039	$37,557
Non-cash	15,441	6,317	21,758
Total interest income from sales-type leases	$41,959	$17,356	$59,315

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a noncontrolling minority equity interest in a Ground Lease at an office property in New York City. As of September 30, 2021, the Company’s investment in the Ground Lease was $40.7 million. During the three and nine months ended September 30, 2021, the Company recorded $1.4 million and $1.5 million, respectively, in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of September 30, 2021 and December 31, 2020, the Company’s investment in the venture was $130.9 million and $129.6 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded $0.8 million and $0.8 million, respectively, in earnings from equity method investments from the venture. During the nine months ended September 30, 2021 and 2020, the Company recorded $2.5 million and $2.5 million, respectively, in earnings from equity method investments from the venture.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Operating lease right-of-use asset(1)	$27,714	$28,550
Other assets	3,223	1,965
Deferred finance costs, net(2)	7,258	3,354
Leasing costs, net	458	465
Purchase deposits	27,617	—
Deferred expenses and other assets, net	$66,270	$34,334
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s ground lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” and $0.1 million and $0.1 million, respectively, in “Other income” from its operating lease right-of-use asset. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.3 million, respectively, in “Real estate expense” and $0.3 million and $0.3 million, respectively, in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $1.4 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Interest rate hedge liabilities	$—	$33,215
Interest payable	31,206	17,890
Dividends declared and payable	9,674	8,673
Operating lease liability	5,637	5,732
Other liabilities(1)	9,434	6,236
Management fee payable	3,598	3,402
Accrued expenses(2)	2,943	1,525
Accounts payable, accrued expenses and other liabilities	$62,492	$76,673
(1)	As of September 30, 2021 and December 31, 2020, other liabilities includes $1.9 million and $1.3 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of September 30, 2021 and December 31, 2020, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	September 30, 2021	December 31, 2020	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Revolver(3)	—	215,000	N/A	N/A
Total secured credit financing(4)	1,498,113	1,713,113
Unsecured financing:
Unsecured Revolver	165,000	—	LIBOR plus 1.00%	March 2026
2.80% senior notes	400,000	—	2.80%	June 2031
Total unsecured financing	565,000	—
Total debt obligations	2,063,113	1,713,113
Debt premium, discount and deferred financing costs, net	(34,918)	(28,387)
Total debt obligations, net	$2,028,195	$1,684,726
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of September 30, 2021, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.22%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2021, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.74% and 3.08%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	This revolver was replaced in March 2021 with the Company’s Unsecured Revolver.
(4)	As of September 30, 2021, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of September 30, 2021, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). The Unsecured Revolver provides an accordion feature to increase, subject to certain conditions (including the obtainment of additional lender commitments), the maximum availability up to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of September 30, 2021, there was $835.0 million of undrawn capacity on the Unsecured Revolver.

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

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2021, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of September 30, 2021, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2021 (remaining three months)	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter(1)	1,498,113	565,000	2,063,113
Total principal maturities	1,498,113	565,000	2,063,113
Debt premium, discount and deferred financing costs, net	(27,906)	(7,012)	(34,918)
Total debt obligations, net	$1,470,207	$557,988	$2,028,195
(1)	As of September 30, 2021, the Company’s weighted average maturity for its secured mortgages was 29.8 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company has the right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space. There can be no assurance that the Company will exercise its option to acquire the property.

In September 2021, the Company entered into an aggregate $25.0 million commitment to acquire land for $8.0 million and provide a $17.0 million leasehold improvement allowance for the Ground Lease tenant's development of a student housing property. As of September 30, 2021, the Company had funded $3.6 million of the commitment and expects to fund the remaining commitment upon the completion of certain conditions.

In June 2021, the Company entered into an aggregate $17.0 million commitment to acquire land for $5.2 million and provide a $11.8 million leasehold improvement allowance for the Ground Lease tenant's development of a multi-

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

family property. As of September 30, 2021, the Company had acquired the land and expects to fund the remaining commitment upon the completion of certain conditions.

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

In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. The Company acquired the ground lessor entity from iStar for total consideration of $24.8 million (refer to Note 13) in September 2021. As of September 30, 2021, the Ground Lease documents provided for future funding obligations of approximately $3.1 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones.

In January 2021, the Company entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant’s conversion of an office property into a multi-family property. As of September 30, 2021, the Company had acquired the land and funded $12.4 million of the leasehold improvement allowance. The Company expects to fund the remaining commitment upon the completion of certain conditions.

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

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 ($ in thousands):(1)

	September 30, 2021	December 31, 2020
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Liabilities
Interest rate swaps(3)	$—	$33,215	Accounts payable, accrued expenses and other liabilities
Total	$—	$33,215
(1)	During the three months ended September 30, 2020, the Company recorded $1.0 million of unrealized gains in accumulated other comprehensive income (loss). During the nine months ended September 30, 2021 and 2020, the Company recorded $13.3 million and ($23.5) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $4.1 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(3)	During the nine months ended September 30, 2021, the Company terminated its interest rate hedges for $19.9 million.

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

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended September 30, 2021
Interest rate swaps	Interest expense	$—	$(1,034)
For the Three Months Ended September 30, 2020
Interest rate swaps	Interest expense	$984	$(508)
For the Nine Months Ended September 30, 2021
Interest rate swaps	Interest expense	$13,290	$(2,156)
For the Nine Months Ended September 30, 2020
Interest rate swaps	Interest expense	$(23,450)	$(1,321)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. From the completion of the Company’s initial public offering through September 30, 2021, iStar purchased 4.4 million shares of the Company’s common stock for $132.6 million, at an average cost of $30.12 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans”) in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In September 2021, the Company sold 2,530,000 shares of its common stock in a public offering for gross proceeds of $192.3 million. Concurrently with the public offering, the Company sold $50.0 million in shares, or 657,894 shares, of its common stock to iStar in a private placement. The Company incurred approximately $8.0 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. As of September 30, 2021, iStar owned 63.6% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in connection with its purchase of newly designated limited partnership units (the “Investor Units”) in January 2019. In May 2019, after approval of the Company’s shareholders, the Investor Units were exchanged for shares of the Company’s common stock on a one-for-one basis.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through September 30, 2021, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of September 30, 2021, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “CARET Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the CARET Units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and will be recognized over a period of four years. As of September 30, 2021, all stock price hurdles were achieved and 75% of each outstanding award is now fully vested while the remaining 25% of each award will become vested upon satisfaction of continuing service conditions. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, vest over three years upon satisfaction of continuing service conditions. As of September 30, 2021, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.4 million, respectively, in expense from CARET Units and it is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheet.

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company’s common stock on January 5, 2022, if the employee is employed by the Manager on that date. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of September 30, 2021, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock units. As of September 30, 2021, an aggregate of 724,500 shares remain available for issuance pursuant to future awards under the Company’s 2017 Equity Incentive Plan.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2021 and 2020, the Company

Safehold Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

declared cash dividends on its common stock of $27.3 million, or $0.50224 per share, and $24.6 million, or $0.4805 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$20,309	$14,212	$52,045	$44,169
Net income attributable to noncontrolling interests	(105)	(49)	(201)	(145)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$20,204	$14,163	$51,844	$44,024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$20,204	$14,163	$51,844	$44,024
Net income attributable to Safehold Inc. common shareholders - diluted	$20,204	$14,163	$51,844	$44,024

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	53,498	51,153	53,347	50,158
Add: Effect of assumed shares under treasury stock method for restricted stock units	13	9	12	9
Weighted average common shares outstanding for diluted earnings per common share	53,511	51,162	53,359	50,167

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.38	$0.28	$0.97	$0.88
Net income attributable to Safehold Inc. common shareholders - diluted	$0.38	$0.28	$0.97	$0.88

Note 13—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company’s largest shareholder. iStar has been an active real estate investor for over 20 years and has executed transactions with an aggregate value of over $40.0 billion. iStar has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history. As of June 30, 2021, iStar had total assets of approximately $4.8 billion and 149 employees.

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

During the three months ended September 30, 2021 and 2020, the Company recorded $3.6 million and $3.2 million, respectively, in management fees to the Manager. During the nine months ended September 30, 2021 and 2020, the Company recorded $10.6 million and $9.3 million, respectively, in management fees to the Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company pays, or reimburses the Manager for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

During the three months ended September 30, 2021 and 2020, the Company was allocated $1.9 million and $1.3 million, respectively, in expenses from the Manager. During the nine months ended September 30, 2021 and 2020, the Company was allocated $5.6 million and $3.8 million, respectively, in expenses from the Manager. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. In March 2021, iStar originated a $75.0 million construction loan to the Ground Lease tenant and acquired the Ground Lease for $16.1 million. The Ground Lease documents contained future funding obligations to the Ground Lease tenant of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. Subsequent to the origination, iStar funded approximately $6.0 million of the deferred purchase price to the Ground Lease tenant. The Company’s acquisition of the ground lessor entity closed in September 2021. The total consideration paid was $24.8 million and the Company assumed the obligation for the remaining future funding obligations to the Ground Lease tenant.

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement (refer to Note 9).

In June 2021, the Company entered into two agreements pursuant to each of which it would acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment (refer to Note 9). There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the properties and Ground Leases from iStar.

Exchange of CARET Units

In August 2021, in order to ensure that the interests of the non-management directors are best aligned with the interests of the Company’s common shareholders, each of the non-management directors (or, in the case of two directors, their affiliated trusts to which the CARET Units had been issued) entered into agreements to exchange their CARET Units (refer to Note 11) that were granted at the time of plan adoption into shares of the Company’s common stock. Effective December 1, 2021, each non-management director will exchange 3,750 CARET Units for 2,546 shares of the Company’s common stock. The Company’s board of directors approved the exchanges having considered the report of a leading independent valuation firm.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in this Form 10-Q and our 2020 Annual Report on Form 10-K (the “2020 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2020 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

The coronavirus (COVID-19) pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors, including real estate. We and our Manager continue to be focused on ensuring the health and safety of our Manager’s personnel and the continuity of business activities, monitoring the effects of the crisis on our tenants, marshalling available liquidity to take advantage of investment opportunities and implementing appropriate cost containment measures. Although more normalized activities have resumed, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on our business and the COVID-19 pandemic could have a delayed adverse impact on our financial results. We will continue to monitor its effects on a daily basis and will adjust our operations as necessary.

As of September 30, 2021, the percentage breakdown of the gross book value of our portfolio was 53% office, 31% multi-family, 15% hotels and 1% other. The COVID-19 pandemic hit the hotel sector, including the hotel properties in our portfolio, particularly hard. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues, and for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenue. During 2020, operations at all of the hotel properties in our portfolio were substantially reduced. Our financial results for the nine months ended September 30, 2021 were adversely impacted by the COVID-19 pandemic due to a decline in percentage rent revenues under our Park Hotels Portfolio in respect of 2020 hotel operating performance. Despite the decrease in percentage rent revenues, which may continue in subsequent quarters, we have received 100% of the Ground Lease rent due under our Ground Leases through September 30, 2021. However, there is no guarantee that we will not experience disruptions in the payment of future rents by our hotel or other tenants, which would adversely impact our cash flows from operations, and any such impact could be material.

We saw an increase in new investment activity beginning in the second quarter 2021 which continued in the third quarter 2021; however, we continue to experience some effect from the COVID-19 pandemic on our new investment activity, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, although more normalized activities have resumed, the pandemic has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. See the Risk Factors section of our 2020 Annual Report for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon (the “Combined Property Value”) as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See “Risk Factors” in our 2020 Annual Report for a discussion of these tenant rights.

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

The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2021 and December 31, 2020 ($ in millions):(1)

	September 30, 2021	December 31, 2020
Combined Property Value(2)	$10,551	$8,637
Ground Lease Cost(2)	3,886	3,177
Unrealized Capital Appreciation in Our Owned Residual Portfolio	6,665	5,460
(1)	Please review our Current Report on Form 8-K filed on October 21, 2021 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” in our 2020 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $458.4 million and $111.9 million related to transactions with remaining unfunded commitments as of September 30, 2021 and December 31, 2020, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $94.0 million and $18.2 million of unfunded commitments as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our gross book value as a percentage of combined property value was 40%.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of September 30, 2021, our estimated portfolio Ground Rent Coverage was 3.4x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2020 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of September 30, 2021 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	9.0%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	7.7%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	7.3%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	5.7%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	5.3%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.8%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	3.9%
1551 Wewatta	Office	Denver, CO	2120 / 2120	Fixed with Inflation Adjustments	3.0%
32 Old Slip(2)	Office	New York, NY	2114 / 2164	Fixed Bumps	2.3%
Domain Tower	Office	Austin, TX	2118 / 2118	Fixed with Inflation Adjustments	2.1%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for these properties represents our pro rata share of the gross book value of our unconsolidated ventures (refer to Note 6).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of September 30, 2021, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	39%
West	26
Mid Atlantic	15
Southeast	11
Southwest	7
Central	2

% of Gross
Property Type	Book Value
Office	53%
Multifamily	31
Hotel	15
Other	1

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

In September 2021, we entered into an aggregate $25.0 million commitment to acquire land for $8.0 million and provide a $17.0 million leasehold improvement allowance for the Ground Lease tenant's development of a student housing property. As of September 30, 2021, we had funded $3.6 million of the commitment and expect to fund the remaining commitment upon the completion of certain conditions.

In June 2021, we entered into an aggregate $17.0 million commitment to acquire land for $5.2 million and provide a $11.8 million leasehold improvement allowance for the Ground Lease tenant's development of a multi-family property. As of September 30, 2021, we had acquired the land and expect to fund the remaining commitment upon the completion of certain conditions.

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

In March 2021, we entered into an agreement pursuant to which, subject to certain conditions being met, we would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. In September 2021, we acquired the ground lessor entity from iStar for total consideration of $24.8 million. As of September 30, 2021, the Ground Lease documents provide for future funding obligations of approximately $3.1 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones.

In January 2021, we entered into an aggregate $36.0 million commitment to acquire land for $18.0 million and provide a $18.0 million leasehold improvement allowance for the Ground Lease tenant’s conversion of an office property into a multi-family property. As of September 30, 2021, we had acquired the land and funded $12.4 million of the leasehold improvement allowance. We expect to fund the remaining commitment upon the completion of certain conditions.

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended
	September 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$16,992	$17,195	$(203)
Interest income from sales-type leases	30,145	20,583	9,562
Other income	144	222	(78)
Total revenues	47,281	38,000	9,281
Interest expense	20,932	16,430	4,502
Real estate expense	719	493	226
Depreciation and amortization	2,390	2,361	29
General and administrative	6,658	5,302	1,356
Other expense	350	34	316
Total costs and expenses	31,049	24,620	6,429
Earnings from equity method investments	2,244	832	1,412
Selling profit from sales-type leases	1,833	—	1,833
Net income	$20,309	$14,212	$6,097

Operating lease income decreased to $17.0 million during the three months ended September 30, 2021 from $17.2 million for the same period in 2020. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 5).

Interest income from sales-type leases increased to $30.1 million for the three months ended September 30, 2021 from $20.6 million for the same period in 2020. The increase was due primarily to the origination of Ground Leases classified as sales-type leases since October 1, 2020.

Other income for both the three months ended September 30, 2021 and 2020 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

During the three months ended September 30, 2021 and 2020, we incurred interest expense from our debt obligations of $20.9 million and $16.4 million, respectively. The increase in 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.

Real estate expense was $0.7 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended September 30, 2021 and 2020, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2021 was primarily the result of an increase in insurance and legal fees at certain of our properties.

Depreciation and amortization was $2.4 million during both the three months ended September 30, 2021 and 2020, and primarily relates to our ownership of the Park Hotels Portfolio and the Buckler multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, stock-based compensation (primarily to our non-management directors), costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the three months ended September 30, 2021 and 2020 ($ in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Management fees(1)	$3,598	$3,234
Public company and other costs	1,011	629
Expense reimbursements to the Manager(1)	1,875	1,250
Stock-based compensation	174	189
Total general and administrative expenses	$6,658	$5,302
(1)	Refer to Note 13.

During the three months ended September 30, 2021, other expense consists primarily of investment pursuit costs and state taxes. During the three months ended September 30, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state taxes.

During the three months ended September 30, 2021, earnings from equity method investments resulted from our $0.8 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6) and our $1.4 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6). During the three months ended September 30, 2020, earnings from equity method investments resulted from our pro rata share of income from the venture that we entered into in November 2019.

During the three months ended September 30, 2021, selling profit from sales-type leases resulted from the reclassification of an existing operating lease to a sales-type lease in September 2021 (refer to Note 5).

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended
	September 30,
	2021	2020	$ Change

	(in thousands)
Operating lease income	$51,367	$55,088	$(3,721)
Interest income from sales-type leases	83,244	59,315	23,929
Other income	390	1,115	(725)
Total revenues	135,001	115,518	19,483
Interest expense	57,259	47,811	9,448
Real estate expense	2,038	1,828	210
Depreciation and amortization	7,160	7,064	96
General and administrative	21,388	16,924	4,464
Other expense	740	194	546
Total costs and expenses	88,585	73,821	14,764
Loss on early extinguishment of debt	(216)	—	(216)
Earnings from equity method investments	4,012	2,472	1,540
Selling profit from sales-type leases	1,833	—	1,833
Net income	$52,045	$44,169	$7,876

Operating lease income decreased to $51.4 million during the nine months ended September 30, 2021 from $55.1 million for the same period in 2020. The decrease was due primarily to a decrease in percentage rent from our Park Hotels Portfolio resulting from a decline in 2020 hotel operating performance due to the COVID-19 pandemic.

Interest income from sales-type leases increased to $83.2 million for the nine months ended September 30, 2021 from $59.3 million for the same period in 2020. The increase was due primarily to the origination of Ground Leases classified as sales-type leases.

Other income for both the nine months ended September 30, 2021 and 2020 includes $0.3 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. In addition, during the nine months ended September 30, 2020, we recognized $0.2 million of interest income earned on our cash balances.

During the nine months ended September 30, 2021 and 2020, we incurred interest expense from our debt obligations of $57.3 million and $47.8 million, respectively. The increase in 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.

Real estate expense was $2.0 million and $1.8 million during the nine months ended September 30, 2021 and 2020, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the nine months ended September 30, 2021 and 2020, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $7.2 million and $7.1 million during the nine months ended September 30, 2021 and 2020, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and the Buckler multi-family property and the amortization of in-place intangible assets.

General and administrative expenses include management fees, stock-based compensation (primarily to our non-management directors), costs of operating as a public company and an allocation of expenses to us from our Manager. The following table presents our general and administrative expenses for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020
Management fees(1)	$10,594	$9,283
Public company and other costs	3,595	2,336
Expense reimbursements to the Manager(1)	5,625	3,750
Stock-based compensation(2)	1,574	1,555
Total general and administrative expenses	$21,388	$16,924
(1)	Refer to Note 13.
(2)	During the nine months ended September 30, 2021 and 2020, $1.1 million and $1.0 million, respectively, of stock-based compensation represented compensation to our non-management directors.

During the nine months ended September 30, 2021, other expense consists primarily of investment pursuit costs and fees related to public company filings. During the nine months ended September 30, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state taxes.

During the nine months ended September 30, 2021, loss on early extinguishment of debt resulted from the replacement of our secured revolving credit facility with our new Unsecured Revolver (refer to Note 8).

During the nine months ended September 30, 2021, earnings from equity method investments resulted from our $2.5 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6) and our $1.5 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6). During the nine months ended September 30, 2020, earnings from equity method investments resulted from our pro rata share of income from the venture that we entered into in November 2019.

During the nine months ended September 30, 2021, selling profit from sales-type leases resulted from the reclassification of an existing operating lease to a sales-type lease in September 2021 (refer to Note 5).

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

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of September 30, 2021, we had $248.9 million of aggregate purchase price remaining under our ATM.

In September 2021, we sold 2,530,000 shares of our common stock in a public offering for gross proceeds of $192.3 million. Concurrently with the public offering, we sold $50.0 million in shares, or 657,894 shares, of our common stock to iStar in a private placement. We incurred approximately $8.0 million of offering costs in connection with these transactions.

As of September 30, 2021, our liquidity position included $43.9 million of unrestricted cash and $835 million of undrawn capacity on our Unsecured Revolver. We refer to the combined $879 million of unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

During the nine months ended September 30, 2020, we recognized $3.6 million of percentage rent revenues from our Park Hotels Portfolio in respect of 2019 hotel operating performance. During the nine months ended September 30, 2021, we did not recognize any percentage rent revenues from our Park Hotels Portfolio in respect of 2020 hotel operating performance impacted by the COVID-19 pandemic. Any decrease in percentage rent revenues, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2020 Annual Report.

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

As of September 30, 2021, we had $1.9 billion principal amount of fixed-rate debt outstanding and $165.0 million of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.08% as of September 30, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$132
Base Interest Rate	—
+10 Basis Points	(165)
+ 50 Basis Points	(825)
+100 Basis Points	(1,650)

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

There were no other material changes from the risk factors previously disclosed in our 2020 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2021.

The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended September 30, 2021. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans
July 1 to July 31	—	—	N/A	N/A
August 1 to August 31	—	—	N/A	N/A
September 1 to September 30	41,045	$ 73.11	N/A	N/A

Unregistered Sales of Equity Securities

In July 2021, we issued 42,739 shares of our common stock to our Manager as payment for the management fee for the three months ended June 30, 2021. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	October 21, 2021	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	October 21, 2021	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer
(principal financial officer)