Form 10-K
period 2021-12-31
Safehold Inc.
filed 2022-02-15
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-38122

Safehold Inc.

(Exact name of registrant as specified in its charter)

Maryland	30-0971238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of Exchange on which registered:
Common Stock, $0.01 par value	SAFE	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ý   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ý

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ý    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ý    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
ý	☐	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ý

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

As of June 30, 2021, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $1.4 billion, based upon the closing price of $78.50 on the New York Stock Exchange composite tape on such date.

As of February 11, 2022, there were 56,631,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We have a portfolio of properties diversified by property type and region. Our portfolio is comprised of Ground Leases and one master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that provide for contractual periodic rent escalations and in some cases percentage rent participations in gross revenues generated at the relevant properties.

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

We have engaged an independent valuation firm to prepare: (a) initial reports of the Combined Property Value associated with our Ground Lease portfolio; and (b) periodic updates of such reports, which we use, in part, to determine the current estimated value of our owned residual portfolio. We calculate this estimated value by subtracting our original aggregate cost basis in the Ground Leases from our estimated aggregate Combined Property Value based on estimates by the valuation firm and by management.

The table below shows the current estimated unrealized capital appreciation in our owned residual portfolio ("UCA") as of December 31, 2021 and 2020 ($ in millions):(1)

	December 31, 2021	December 31, 2020
Combined Property Value(2)	$12,725	$8,637
Ground Lease Cost(2)	4,664	3,177
Unrealized Capital Appreciation in Our Owned Residual Portfolio	8,061	5,460
(1)	Please review our Current Report on Form 8-K filed on February 15, 2022 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $818.3 million and $111.9 million related to transactions with remaining unfunded commitments as of December 31, 2021 and 2020, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $165.5 million and $18.2 million of unfunded commitments as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our gross book value as a percentage of Combined Property Value was 40%.

We formed a subsidiary called Caret Ventures LLC that is structured to track and capture UCA to the extent UCA is realized upon expiration of our Ground Leases, sales of our land and Ground Leases or certain other specified events. Under a shareholder-approved plan, management was granted up to 15% of Caret Units, some of which remains subject to time-based vesting. Subsequent to December 31, 2021, we sold 108,571 Caret Units and received a binding commitment for the purchase of 28,571 Caret Units for $24.0 million. Those 137,142 Caret Units equal 1.37% of the authorized Caret Units (refer to Note 14 to the consolidated financial statements). As part of the sale, we are obligated to seek to provide a public market listing for the Caret Units, or securities into which they may be exchanged, within two years. If we are unable to provide public market liquidity within the two years at a value in excess of the new investors’ basis, the investors have the right to cause us to redeem their Caret units at their original purchase price.

Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We draw on the extensive investment origination and sourcing platform of iStar Inc. (“iStar”), the parent company of SFTY Manager, LLC (our "Manager"), to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

We are a Maryland corporation and completed our initial public offering in June 2017. Our common stock is listed on the New York Stock Exchange under the symbol "SAFE." We are managed by our Manager pursuant to a management contract. We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We are structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2021, we owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of ours owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford us certain benefits as we seek to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to us.

Investment Strategy

Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our shareholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

●	Create a Ground Lease with a Third Party. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.
●	Acquire Existing Ground Leases. We seek to acquire existing Ground Leases or options to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as an UPREIT gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using Operating Partnership units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.
●	Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.
●	Acquire a Commercial Real Estate Property to Create a Ground Lease. We seek in select instances, in partnership with our Manager, to acquire commercial real estate properties that have the potential to be converted into an ownership structure that includes a Ground Lease retained by us and a leasehold interest that may be acquired by our Manager or sold to a third party.

We generally intend to target Ground Leases that meet some or all of the following investment criteria:

●	Properties of any type that are located in major metropolitan areas;
●	Average remaining initial lease terms that are typically 30 to 99 years;
●	Periodic contractual rent escalators or percentage rent participations;
●	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date;
●	Ground Rent Coverage, defined as the ratio of the Property’s NOI to the annualized rental payment due us, of approximately 2.0x to 4.5x. Property NOI is defined as the trailing twelve month net operating income of the building and improvements being operated at the property without giving effect to any rent paid or payable under our Ground Lease, and for this purpose we use estimates of the stabilized Property NOI if we don’t receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market;
●	First year cash return on asset of between 2.5% and 4.0% and effective yields between 4.5% and 5.5%;
●	Properties that we believe are well located in markets with high barriers to entry and that have durable cash flow; and
●	Transaction sizes between $10 million and $500 million or more.

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

Conflict of Interest Policies

Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also officers and/or directors of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar’s other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of Caret Units; and conflicts in allocating investments to an iStar-managed investment fund in which we may invest. iStar is our largest shareholder and owned approximately 64.6% of our common stock as of December 31, 2021. In addition, two directors of iStar serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar has significant influence over us. We have adopted a policy that all transactions between iStar (and its affiliates) and us must be approved by a majority of our disinterested directors. However, we cannot assure you this policy or other policies and provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all shareholders. See "Risk Factors – Risks Related to our Relationship with our Manager and its Affiliates – There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders."

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

Regulation

We believe that we have been organized and have operated in a manner that has enabled us to maintain our qualification as a REIT and our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, and we intend to continue to do so. In addition, our properties are subject to various laws, ordinances and regulations. Our tenants are generally responsible under our Ground Leases for taxes, maintenance and insurance as well as all operating costs and capital expenditures, including capital expenditures that may result from compliance with environmental and other laws and regulations. Although our tenants are primarily responsible for any damages and claims arising from the leased properties’ compliance with applicable environmental and other laws and regulations, a tenant’s bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

Code of Conduct

The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, Manager and employees of our Manager who perform services for us (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers, the Manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company’s Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company’s website at www.safeholdinc.com. The Company will disclose on its website material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2021, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Human Capital Resources

We have no employees and rely on our Manager for our human capital resources. Our management agreement requires that our Manager provide us with an executive management team and other appropriate support personnel to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us, although we have granted equity compensation in the form of Caret Units and other stock-based awards to members of senior management and other iStar employees, and expect to do so in the future. Our Manager has advised us that it had 143 employees as of December 31, 2021 compared to 145 employees as of December 31, 2020. Substantially all of our Manager’s employees are full time employees.

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

In fiscal 2021, as a result of the COVID-19 pandemic, certain employees of our Manager’s workforce worked remotely, and our Manager instituted safety protocols and procedures to enable certain employees to work on site as necessary.

Additional Information

We maintain a website at www.safeholdinc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, we file quarterly and special reports, proxy statements and other information with the SEC. Through our website, we make available free of charge our annual proxy statement, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

Item 1A.   Risk Factors

In addition to the other information in this report, you should consider carefully the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to Our Portfolio and Our Business

Our business and growth prospects have been adversely affected by the COVID-19 pandemic and could be adversely affected in the future by the COVID-19 pandemic or the outbreak of any other highly infectious or contagious diseases.

The COVID-19 pandemic adversely affected our growth during 2020 and 2021, and could adversely affect our business and growth in the future. At this time, we cannot predict the full extent or duration of the impacts of the COVID-19 pandemic on our business. COVID-19 or another pandemic could adversely affect us due to, among other factors:

●	closures of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	deteriorations in our tenants’ financial condition and access to capital which could cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;
●	the impact on the hotel industry generally and our hotel assets specifically, which accounted for approximately 14.4% and 15.2% of our total revenues for the years ended December 31, 2021 and 2020, respectively, excluding percentage rent;
●	the impact on our percentage rent revenues, all of which are based on operating performance at our hotel properties. We recognized no percentage rent from our Park Hotels Portfolio in 2021 in respect of 2020 hotel operating performance versus $3.6 million recognized in 2020, and we expect no percentage rent payable to us from our Park Hotels Portfolio in 2022 in respect of 2021 hotel operating performance;
●	deteriorations in our financial performance which could cause us to be unable to satisfy debt covenants, including cash flow coverage tests in our revolving credit facility, which could trigger a default and acceleration of outstanding borrowings;
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations, growth or address maturing liabilities;
●	a deterioration in iStar’s business performance and liquidity, which could adversely affect its ability to participate in future capital raising transactions that we may undertake;
●	delays in the supply of products or services that are needed for our and our tenants’ efficient operations; and
●	a deterioration in our Manager’s business continuity or the health of its personnel during a disruption.

In addition to the potential adverse effects described above, our business and growth prospects may be adversely affected even after the COVID-19 pandemic ends as a result of ongoing negative business trends in the travel industry, which will adversely affect the hotel properties in our portfolio and the percentage rents that we receive from them, and the possibility that our office properties in urban areas experience less demand and declines in value due to a permanent shift in employees working from home or long-term relocation trends away from urban centers. As of December 31, 2021, approximately 50% of the gross book value of our Ground Lease portfolio is comprised of predominantly urban office properties. The lack of certainty as to when the COVID-19 pandemic will significantly subside and its after-effects on certain sectors of the economy and commercial real estate markets preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 or the possibility of another pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods.

Certain metrics that we report and monitor may not reflect the full potential impact of the COVID-19 pandemic. Our reported estimated UCA and Combined Property Value are based, in part, on third party appraisals that we obtained on a rolling quarterly basis during 2021. The estimated UCA and ratio of gross book value to the Combined Property Value of our portfolio, which are metrics that we report and that management tracks, in part, to assess risk and our seniority in capital structures, may not reflect the full effects of the COVID-19 pandemic. The unknown duration and potential impact of the COVID-19 pandemic on the economy combined with limited transaction activity makes current real estate valuations uncertain and our estimated UCA and ratio of gross book value to Combined Property Value could decline in future periods, and any such decline could be material. Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third party valuations where available, none of which has been adjusted to take into account any effects of the COVID-19 pandemic. With respect to other properties, the property NOI available to us at December 31, 2021 may not be indicative of future periods, depending on the direction and magnitude of the effects of the COVID-19 pandemic for the entire period. Given the uncertainty surrounding the COVID-19 pandemic and its effects, and the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.

The achievement of our investment objectives depends, in part, on our ability to continue to grow our portfolio. We cannot assure you that the market for Ground Leases will enable us to meet our growth objectives. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants. In addition, increases in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. The COVID-19 pandemic adversely affected our new investment activity during 2020 and the first quarter of 2021. We saw an increase beginning in the second quarter of 2021 which continued through a strong fourth quarter 2021; however, we continue to experience some effect from the COVID-19 pandemic. Equity and debt financing for real estate transactions, including leasehold loans, has been constrained. In addition, although more normalized activities have resumed, transactions have generally been more difficult to execute as people work from home and third parties such as governmental offices, survey, insurance and similar services have more limited capacities. These and other factors outside our control may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may adversely affect our operating results and decrease cash available for distributions to our shareholders, as well as the market value of our properties. These events include, but are not limited to:

●	adverse changes in international, national, regional or local economic and demographic conditions;
●	adverse changes in the financial position or liquidity of tenants and potential buyers of properties;
●	competition from other real estate investors with significant capital, including real estate operating companies, other publicly traded REITs, institutional investment funds, banks, insurance companies and individuals;
●	potential liability under environmental laws as an owner of real property;
●	our tenants’ failures to maintain adequate insurance on their properties as is typically required by our leases and the inability to insure against certain events, including acts of God; and
●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that such events may occur, could result in a general decline in attractive investment opportunities, the availability of financing for buyers and lessees of our properties or an increased incidence of defaults under our existing leases. As a result of the foregoing, there can be no assurance that we can achieve our investment objectives.

The rental payments under our leases may not keep up with changes in market value and inflation.

The leases at most of our properties provide for rental payments that are CPI-Linked or fixed with future CPI adjustments. Many of our Ground Leases include a periodic rent increase based on prior years cumulative CPI. These CPI lookbacks are generally capped between 3.0% - 3.5%. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. They may also not keep up with increases in market rental rates. As a result, we may not capture the full value of the land underlying our leases at given points in time or the UCA at lease expiration. Future leases that we enter into are likely to contain similar or other limitations on rent increases, which may limit the appreciation in value of our land, our net asset value and our UCA.

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

The tenants under our Ground Leases are typically special purpose entities formed to enter into our leases and own the improvements built on our land. If we have to take action to enforce our leases, we may not have access to tenants’ assets other than our lease and the tenant’s improvements. We may have limited or no recourse against a separate creditworthy guarantor. Disputes may arise that result in the tenant withholding rent payments, possibly for an extended period. If a tenant fails to maintain our land and their improvements in accordance with our lease terms, their value may decline materially. Any of these situations may result in extended periods with a significant decline in revenues or no revenues generated by a property, or may impair the value of our properties and the UCA that we may realize from them.

Counterparty, geographic and industry concentrations may expose us to financial credit risk.

For the year ended December 31, 2021, our two largest tenants by revenues accounted for approximately 8.6% and 8.3%, respectively, of our total revenues. For the year ended December 31, 2021, 14.4% of our total revenues came from hotel properties. We could be materially and adversely affected by negative factors affecting such concentration. We received no percentage rent payments from our Park Hotels Portfolio in 2021 (which reflect 2020 operations) due to the impact of the COVID-19 pandemic, and we expect to receive no percentage rent payments from this portfolio in 2022 (which reflect 2021 operations). Industry experts predict continued declines in corporate budgets and consumer demand for travel even after the COVID-19 pandemic subsides, and such declines may continue for several years. Percentage rent payments under our Ground Leases are likely to continue to be negatively affected while these conditions persist. In addition, as of December 31, 2021, our portfolio had the following regional geographic concentrations based on gross book value: Northeast-37%, West-24%, Mid-Atlantic-16%, Southeast-12%, Southwest-7% and Central-4%.

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.

The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the portfolio for any year and a threshold amount of approximately $81.4 million. We received no percentage rent payments from our Park Hotels Portfolio in 2021 (which reflect 2020 operations) versus $3.6 million received in 2020 (which reflect 2019 operations), and we do not expect to receive any in 2022 (which reflect 2021 operations). Any deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under such hotels, and it is possible that poor operating performance at one or more such hotels could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.

The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2021 and total percentage cash rental income during the year ended December 31, 2021 for such property totaled an aggregate of $4.5 million, or approximately 4.0% of the cash income of our entire portfolio. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease. If the underlying Ground

Lease is not renewed by the landlord on or before its expiration in 2044, our lease of the Doubletree Seattle Airport hotel to our tenant would also terminate which would result in the loss to us of the rental income from this hotel as well as any UCA that had not been realized by that time.

Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others: (i) our Park Hotels master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease; (ii) prior to the expiration of the Ground Lease relating to an office property that represents 1.6% of the gross book value of our portfolio as of December 31, 2021, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property; (iii) the Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037; (iv) the tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party; (v) the tenant under one of our Ground Leases has the right to purchase our land at lease expiration, although we have the right to terminate the tenant’s purchase option for a fee if the tenant sells the leasehold interest at any point prior to the expiration of the Ground Lease. The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.

We rely on Property NOI as reported to us by our tenants.

In evaluating Ground Rent Coverages and estimating Combined Property Values as indicators of the security of the rent owed to us pursuant to, and the safety of our investment in, a Ground Lease, we rely, to a significant degree, on Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with GAAP or audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared, or require notice to us or our approval for rent concessions or abatements given by our tenants to their subtenants. We assume the accuracy and completeness of information provided to us by our tenants or that is publicly available and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments used in its preparation. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Property NOI. In addition, with respect to properties under development or renovation, Ground Rent Coverage reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.

Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.

Certain of the Ground Leases in our portfolio relate to properties that are under development or in transition. In such cases, our underwriting and monitoring of the property during development or transition is based on our estimate of the initial net operating income of the building at an assumed stabilization date. Similarly, we use estimates of Property NOI in cases where our tenant is not required to report the actual amount to us on a current basis. Our estimates are based on leasing activity at the building and available market information, including leasing activity at comparable properties in the market. Estimates are inherently uncertain. While we intend to use assumptions that we believe are reasonable when making estimates, our assumptions may prove to be incorrect. No assurance can be given regarding the accuracy of our estimates and assumptions and it is possible that the actual Ground Rent Coverage of these assets may be materially lower than our estimates.

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

In Ground Lease transactions with developers, rent may not commence until construction is completed, which would subject us to risks that the developer will be unable to complete the project and have it begin paying rent to us. Risks associated with development transactions include, without limitation: (i) the availability and pricing of financing for the developer on favorable terms or at all; (ii) the availability and timely receipt by the developer of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents, which could affect any percentage rents that we may receive; (iv) development, repositioning and redevelopment costs may be higher than anticipated by the developer, which may cause the developer to abandon the project; and (v) cost overruns and untimely completion of construction (including due to risks beyond the developer’s control, such as weather or labor conditions, or material shortages). In addition, if our tenant has obtained leasehold financing to complete construction, and the construction lender forecloses on the mortgage following a default, there is a risk that the mortgagee or a new tenant may not have necessary or sufficient development experience to complete the project or to do so to the same standards as the original developer. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, repositioning or redevelopment activities, any of which could materially and adversely affect us.

We may be materially and adversely affected by the exercise of leasehold mortgagee protections.

We typically permit tenants to obtain mortgage financing secured by their leasehold interest and to assign the lease and the tenant’s rights under the lease to the mortgagee as collateral. The leasehold mortgagee typically has the right to (i) receive notices and cure tenant defaults under the lease, (ii) require us to enter into a new lease with a successor tenant on the same terms as the existing lease and (iii) consent to certain actions. We may grant a leasehold mortgagee additional time to cure certain non-monetary defaults and may agree to defer certain remedies while the leasehold mortgagee is endeavoring to cure a default. In addition, some leasehold mortgage lenders may insist, should a casualty, loss or condemnation occur, upon using insurance proceeds to reduce the tenant’s debt to it rather than restoring or repairing the casualty, loss or condemnation, although the tenant would likely not be able to generate sufficient revenues from the resulting property to pay ground rent to us. There can be no assurance that we will not be materially and adversely affected by a leasehold mortgagee’s exercise of such mortgagee protections.

We are subject to the risk of bankruptcy of our tenants.

The bankruptcy or insolvency of a tenant may materially and adversely affect the income produced by our properties or could force us to "take back" a property as a result of a default or a rejection of the lease by a tenant in bankruptcy, any of which could materially and adversely affect us. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant and assume ownership of the building and improvements thereon solely because of the bankruptcy if the tenant continues to comply with the terms of our lease. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be a general unsecured claim subject to a statutory cap that might be substantially less than the rent actually owed to us under the lease. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. Although our tenants are primarily responsible for any environmental damages and claims related to the properties, a tenant’s bankruptcy or inability to satisfy its obligations for these types of damages or claims could require us to satisfy such liabilities. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease. It is also possible that a bankruptcy court could re-characterize our Ground Leases as secured lending transactions depending on its interpretation of the terms of the lease. If a lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property subject to the lease and could lose the legal as well as economic attributes of the owners of the property, which could have a material adverse effect on us.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or unintentional event and could involve gaining unauthorized access to our or our Manager’s information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our business relationships. As reliance on technology has increased, so have the risks posed to both our and our Manager’s information systems and those provided by third-party service providers. Our Manager has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that we will not be materially and adversely affected by such an incident.

Risks Related to Our Relationship with Our Manager and its Affiliates

Termination of the management agreement would be difficult and costly.

Termination of the management agreement without cause will be difficult and costly. Prior to June 30, 2023, we may not terminate the agreement except for certain cause events. Thereafter, the agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon unsatisfactory long-term performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole. The agreement may also be terminated beginning with the seventh annual renewal term after the initial term upon a finding by at least two-thirds of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of the management fee agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days’ written notice of any termination. Additionally, upon such a termination, or if we are in default of the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the last completed fiscal year immediately preceding the effective date of termination. These provisions increase the cost to us of terminating the management agreement, adversely affect our ability to terminate the management agreement without cause and may inhibit change of control transactions that may be in the interests of our non-iStar shareholders.

Our Manager’s liability is limited under the management agreement, and we could experience poor performance or losses for which our Manager would not be liable.

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

We are required to reimburse our Manager for costs incurred by it on our behalf to operate our business, including our allocable share of the compensation and related costs of certain Manager personnel and, at our Manager’s option, rent, utilities and other overhead, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement. Our expenses have grown and our Manager has elected to seek reimbursement of additional expenses, including, without limitation, rent, overhead and certain personnel costs. We intend to continue our efforts to grow materially, which we expect will result in increased reimbursements to our Manager, which may be material in amount.

The loss of our Manager or its key personnel could threaten our ability to operate successfully.

Our future success depends, to a significant extent, upon the continued services of our Manager and its management team. In particular, the Ground Lease experience of the management team and the relationships they have developed with customers, brokers and financing services are critically important to the success of our business. The loss of services of our Manager or one or more members of our Manager’s management team, whether as a result of their departure from iStar, a change of control of iStar or iStar’s unilateral decision to no longer make them available to our Manager, could threaten our ability to operate our business successfully. The management agreement does not require our Manager to devote all of its resources or for its personnel to devote all of their business time to managing our affairs or for

iStar to allocate any specific officers or employees to our Manager for our benefit. The ability of our Manager, iStar and their officers and employees to engage in other business activities may reduce the time our Manager spends managing us.

Transactions between iStar and us were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Transactions between iStar and us, including our management agreement (refer to Note 13 to the consolidated financial statements) and certain other transactions (refer to Note 11 and Note 13 to the consolidated financial statements) were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under agreements with iStar because of our desire to maintain our ongoing relationship with iStar and our Manager.

There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders.

Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also directors or officers of iStar. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar’s other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of Caret Units; and conflicts in allocating investments to an iStar-managed investment fund in which we may invest, as discussed further below. Transactions between iStar and us would be subject to the approval of a majority of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. As of December 31, 2021, iStar owned approximately 64.6% of our outstanding common stock. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Additionally, the fiduciary duties of executive officers and our directors who are also directors or officers of iStar to iStar and us may come in conflict from time to time. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships and iStar’s significant ownership of our common stock, iStar has significant influence over us. Additionally, although we entered into an exclusivity agreement with iStar, the agreement contains exceptions to iStar’s exclusivity for opportunities that include only an incidental interest in Ground Leases and opportunities to manufacture or otherwise create a Ground Lease from a property that has been owned by iStar’s Net Lease Venture for at least three years after our initial public offering. Accordingly, the exclusivity agreement will not prevent iStar from pursuing certain Ground Lease opportunities directly or through the aforementioned Net Lease Venture.

iStar recently announced a transaction to sell its net lease portfolio, which would result in our common stock being iStar’s primary asset. In addition, our portfolio continues to scale, nearing $5 billion of funded Ground Leases as of December 31, 2021. As a result, we believe we may have an opportunity in 2022 to consider a strategic or other transaction that would transform our relationship with iStar in ways that could simplify our structure, reduce our long-term general and administrative expenses and generate value for our stockholders. No potential transaction with iStar has been presented to the Company as of the date hereof. The structure, terms, completion and timing of any potential transaction would be dependent on many factors, many of which would be outside our control. As such, we cannot predict if or when we would complete any potential transaction with iStar or that a potential transaction would otherwise be successful in achieving its desired results. Additionally, a potential transaction could require significant attention from our executive officers and other iStar personnel. Any potential transaction with iStar, if completed, could have a material effect on our results of operations and financial condition and may require material equity and/or debt financing that may have a dilutive impact on existing stockholders and/or change or increase our leverage.

iStar formed an investment fund, in which we may invest, which is managed by an affiliate of iStar and targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase, unlike the later stage development Ground Leases that fit our investment criteria. iStar may face conflicts of interest in fulfilling its duties to us and the fund. iStar, through our Manager and the manager of such fund, is responsible for identifying and appropriately allocating investments between the fund and us, based upon the fund’s and our respective investment criteria. In addition, iStar would be involved in negotiating the price and the conditions of our purchases of assets from any such fund. If iStar fails to deal appropriately with these and other conflicts, our business could be adversely affected. There can be no assurance that the terms of our investment in any such fund or transactions we may engage in with such fund will be as favorable as those we may achieve in an arm’s length transaction with unaffiliated parties.

We have been able to execute individual investments in pre-development Ground Leases under a recently launched program targeting such investments. In three instances, iStar originated a pre-development Ground Lease and we entered into a forward commitment to purchase those Ground Leases upon the project’s developer meeting certain conditions (refer to Note 13 to the consolidated financial statements). These transactions were approved by our independent directors in accordance with our policy with respect to transactions in which iStar is also a participant. There can be no assurance that we will complete these transactions, or that the terms are as favorable as those we may achieve in an arm’s length transaction with unaffiliated parties.

There can be no assurance that this fund will be successful, and making investments through the fund may be less favorable to us than making them directly.

The fund pursues a new investment strategy targeting pre-development Ground Leases and there can be no assurance that the fund will be successful in implementing this strategy or in originating investments. Moreover, there can be no assurance that the pre-development projects underlying the fund’s Ground Leases would achieve the conditions necessary to meet our investment criteria for purchase in the future. We currently expect that the time for a project to move from pre-development to development will range from one to four years. Investments in the fund, or financial commitments to fund future Ground Leases, could reduce the amount of available capital for other investments, and could limit our financial flexibility or require us to increase our leverage. Moreover, our manager has no track record in completing Ground Lease transactions that would meet any such fund’s investment criteria. As a potential limited partner in the fund, we would receive only a portion of the returns from the investments while they are held by the fund. Such returns will be reduced by the fees paid to the manager of the fund, and may exceed the fee we pay our iStar-affiliated manager. In addition, as a limited partner, we would have no active role in managing the fund and only limited approval rights. Our interest in the fund would be illiquid. If we enter into any forward purchase agreement or other arrangement to purchase a Ground Lease from such fund in the future, any such agreement or arrangement may not be priced to appropriately reflect any decline in the value of the Ground Lease due to changes in interest rates, material adverse changes in the property or the Ground Lease tenant or other factors between the time of its origination and the time that we purchase it from the fund, or other unanticipated events. Furthermore, we may be required to finance such commitments in the future, and there can be no assurance that such financing will be available on attractive terms, or at all.

The management fee payable to our Manager may not provide sufficient incentive to our Manager to maximize risk-adjusted returns on our investment portfolio.

The management fee payable to our Manager is based on the amount of our total equity (as defined in the management agreement) at the end of each quarter, regardless of our performance. Our total equity for the purposes of calculating the management fee is not the same as, and could be greater than, the amount of total equity shown on our balance sheet. The possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we could experience a net loss during that quarter. Our Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio.

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

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may be unable to borrow additional funds as needed on favorable terms, or at all;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	increases in interest rates could materially increase our interest expense and adversely affect our growth by significantly increasing the costs of future investments;
●	we may be forced to dispose of one or more of our assets, possibly on disadvantageous terms;
●	our Unsecured Revolver prohibits us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification;
●	the actions or omissions of our tenants over which we have no direct control, such as a failure to pay required taxes, may trigger an event of default under certain of our mortgages (refer to Note 8 to the consolidated financial statements);
●	if we default on our debt, the lenders or mortgagees may accelerate our debt obligations, repossess and/or take control of the properties, if any, that secure their loans and collect rents and other property income; and
●	our default under debt agreements could trigger cross-default or cross acceleration of our other debt.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.

We hold certain of our Ground Leases through ventures owned by us and a third party, and we may co-invest in the future with third parties through partnerships, joint ventures or other entities. Under our stockholder’s agreement with an institutional investor that invested in us prior to our initial public offering, we have agreed that it will have the right to participate as a co-investor in real estate investments for which we are seeking joint venture partners. In a joint venture, we may not be in a position to exercise sole decision-making authority regarding material decisions. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and they may have competing interests that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale. In addition, prior consent of our partners or co-venturers may be required for a sale or transfer to a third party of our interests in the partnership or joint venture, which would restrict our ability to dispose of our interest. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and create distractions for our executive officers and/or directors. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers. Our partnerships or joint ventures may be subject to debt and we could be forced to fund our partners’ or co-venturers’ share of such debt if they fail to make the required payments in order to preserve our investment.

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

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, ICE Benchmark Administration, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. As of December 31, 2021, approximately 17.9% of the total principal amount of our outstanding debt was floating rate debt. We are unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

We conduct substantially all of our operations through our Operating Partnership. As a holding company, claims of shareholders are structurally subordinated to all existing and future creditors and preferred equity holders of our Operating Partnership and its subsidiaries. Additionally, holders of equity interests in our subsidiaries, including joint venture partners and holders of Caret Units, will be entitled to share in liquidation proceeds to the extent of their interests therein. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of our Operating Partnership or its subsidiaries, assets of our Operating Partnership or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full and only to the extent of the Operating Partnership’s interests in the subsidiaries.

The concentration of our voting power may adversely affect the ability of investors to influence our policies.

As of December 31, 2021, iStar owned approximately 64.6% of the outstanding shares of our common stock. We entered into a Stockholder’s Agreement with iStar, pursuant to which iStar agreed to limit its aggregate voting power in us to 41.9% and iStar agreed to certain standstill provisions. Consequently, iStar has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer.

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

Certain provisions of Maryland law, including the Maryland General Corporation Law (the “MGCL”), and our organizational documents could inhibit changes in control of our company that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest, including, among others, the following:

●	Although our board of directors has by resolution exempted business combinations between us and any other person from the business combination provisions of the MGCL, and our bylaws exempt from the control share acquisition statute any and all acquisitions by any person of shares of our stock, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
●	Our ability as general partner of the Operating Partnership to make certain amendments to the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners.
●	The right of the limited partners of our Operating Partnership to consent to transfers of our general partnership interest and mergers or other transactions involving us under specified circumstances.
●	Our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of all classes and series of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock.
●	Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, our board of directors could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders otherwise believe to be in their best interest.

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

All future distributions will be made at the discretion of our board of directors and will depend on a number of factors, including our actual or anticipated results of operations, cash flows and financial position, our qualification as a REIT, restrictions in our financing agreements, economic and market conditions, applicable law, and other factors as our board of directors may deem relevant from time to time. Our Unsecured Revolver prohibits us from paying distributions if there is a default thereunder, subject to limited exceptions relating to the maintenance of our REIT qualification. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or borrow funds, issue equity or sell assets to pay for such distribution, or eliminate or otherwise reduce the amount of such distribution. Any distributions we make in the future could differ materially from our past distributions or current expectations. If we fail to meet the market’s expectations with regard to future operating results and cash distributions, the market price of our common stock could be adversely affected.

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

Caret Units generally entitle holders to a share of cash distributions in respect of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The number of authorized Caret Units is a fixed amount. We have established an equity incentive plan providing for grants of Caret Units to our directors, officers and employees of our Manager and other eligible participants representing up to 15% of all distributions made to holders of Caret Units. Such grants were subject to stock price hurdles and time-based service conditions, all of which have been satisfied as of December 31, 2021. Additionally, on February 15, 2022, we sold and received commitments to sell 1.37% of the authorized Caret Units to a group of investors. As a result, we will own the remaining 83.63% of the Caret Units, but may choose to sell additional amounts to third parties in the future, which would reduce our current percentage interest (and indirectly the interest of our shareholders) in cash distributions in respect of Caret Units.

In connection with the February sale, we agreed to use commercially reasonable efforts to provide public market liquidity for the Caret Units, or securities into which they may be exchanged, within the next two years. There can be no assurances that we will be able to provide public market liquidity within such timeframe, or at all, and if we are unable to do so, such investors have a right to require us to redeem their Caret Units at their original purchase price. Even if we are able to provide public market liquidity an active trading market may not develop, or be sustained, and the market price of such securities may be volatile. Additionally, in connection with the pursuit of public market liquidity, we may restructure the Caret Units, or securities into which they may be exchanged, and such revised terms may negatively impact our common stockholders’ economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock. Additionally, issuances of additional shares of our common stock will reduce an individual stockholder’s indirect interest in Caret Units, while the interests of Caret Unit holders are fixed. Conflicts of interest could arise between the interests of holders of Caret Units and holders of our common stock with respect to decisions of whether to invest in Ground Leases that hold  greater potential for future distributions to Caret holders versus current distributions to common stockholders, whether to extend, sell, hold or refinance a Ground Lease or combined property in the future and whether to issue new shares of common stock. Thus, holders of shares of our common stock bear the risk that Caret Units will dilute our common stockholders’ economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock.

Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.

We may issue additional debt or equity securities in the future. Upon liquidation, holders of our debt and preferred stock will receive a distribution of our available assets before holders of our common stock. Our preferred stock, if issued, would also likely have a preference on periodic dividends, which could limit our ability to make distributions to holders of shares of our common stock. We cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances or sales of  debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and may result in conflicts of interest.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our shareholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we are treated as a "successor" of iStar (within the meaning of Treasury Regulations Section 1.856-8(c)(2)) and iStar’s REIT status were terminated or revoked, we would be prohibited from electing to be taxed as a REIT until the fifth calendar year following the year in which iStar Inc.’s qualification was lost.

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

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 19 holders of record of common stock as of February 11, 2022. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Unregistered Sales of Equity Securities

In addition to previously reported unregistered sales of equity securities, in October 2021, we issued 49,085 shares of our common stock to our Manager as payment for the management fee for the three months ended September 30, 2021. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions. In addition, effective December 1, 2021, each non-management director (or, in the case of two directors, their affiliated trusts to which the Caret Units had been issued) exchanged 3,750 Caret Units (refer to Note 11 to the consolidated financial statements) for 2,546 shares of the Company’s common stock. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2021.

The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended December 31, 2021. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans
October 1 to October 31	267,053	$ 73.99	N/A	N/A
November 1 to November 30	170,467	$ 73.49	N/A	N/A
December 1 to December 31	148,598	$ 74.03	N/A	N/A

Disclosure of Equity Compensation Plan Information

In connection with our initial public offering, we adopted an equity incentive plan (the "2017 Equity Incentive Plan") to provide equity incentive opportunities to members of our Manager’s management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel. Our equity incentive plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards up to an aggregate of 907,500 (representing 5% of the issued and outstanding shares of our common stock as of the closing of our initial public offering).

Beginning in 2017, every year we have issued fully-vested shares to our directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In addition, in the first quarter 2019, we granted 25,000 restricted stock units to an employee of the Manager, representing the right to receive 25,000 shares of our common stock. The 25,000 restricted stock units vested on January 5, 2022.

The following table presents certain information about our equity compensation plan as of December 31, 2021:

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plans Category	warrants and rights	warrants and rights	reflected in column (a))
Equity incentive plans approved by shareholders(1)	25,000	—	724,500
Equity incentive plans not approved by shareholders	—	—	—
(1)	Composed of the 2017 Equity Incentive Plan.

In the third quarter 2018, we adopted an equity incentive plan providing for grants of interests (called "Caret Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Our shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of our common stock price. Once a particular stock price hurdle is met, a portion of the awards becomes vested, but remains subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. We own the remaining 85% of the Caret Units (refer to Note 14 to the consolidated financial statements). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to our independent directors and employees of the Manager and will be recognized over a period of four years. As of December 31, 2021, all stock price hurdles were achieved and all outstanding awards were fully vested. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, will vest over three years upon satisfaction of continuing service conditions. As of December 31, 2021, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion of 2019 results is included in Part II, Item 7 of our 2020 Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.

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

It is widely expected that the Federal Reserve will raise interest rates in 2022. Although our fourth quarter 2021 investment activity was strong, any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.

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

As of December 31, 2021, the percentage breakdown of the gross book value of our portfolio was 50% office, 34% multi-family, 15% hotels and <1% other. The COVID-19 pandemic hit the hotel sector, including the hotel properties in our portfolio, particularly hard. In addition to base rent, we are entitled to receive percentage rents under certain of our hotel Ground Leases, based on hotel revenues, and for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenue. During 2020, operations at all of the hotel properties in our portfolio were substantially reduced. Our financial results for the year ended December 31, 2021 were adversely impacted by the COVID-19 pandemic as we recorded no percentage rent revenues under our Park Hotels Portfolio in respect of 2020 hotel operating performance. There is no guarantee that we will not experience disruptions in the payment of future rents by our hotel or other tenants, which would adversely impact our cash flows from operations, and any such impact could be material.

We saw an increase in new investment activity beginning in the second quarter of 2021 which continued through a strong fourth quarter 2021; however, we continue to experience some effect from the COVID-19 pandemic on our new investment activity, primarily because of the reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, although more normalized activities have resumed, the COVID-19 pandemic has made it more difficult to execute transactions as people work from home and are reluctant to visit properties, local governmental offices have reduced operations and third parties such as survey, insurance, environmental and similar services have more limited capacities. These conditions will adversely affect our growth prospects while they persist. At this time, we cannot predict the full extent of the impacts of the COVID-19 pandemic on our business. See the "Risk Factors" section of this 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of December 31, 2021, our estimated portfolio Ground Rent Coverage was 3.5x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of December 31, 2021 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	7.6%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	6.5%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	6.2%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	4.8%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	4.5%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	4.1%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	3.3%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	3.0%
1551 Wewatta	Office	Denver, CO	2120 / 2120	Fixed with Inflation Adjustments	2.5%
200 Elm Street & 695 Main Street	Office	Stamford, CT	2119 / 2119	Fixed with Inflation Adjustments	2.2%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of December 31, 2021, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	37%
West	24
Mid Atlantic	16
Southeast	12
Southwest	7
Central	4

% of Gross
Property Type	Book Value
Office	50%
Multifamily	34
Hotel	15
Other	< 1

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of December 31, 2021, we had $165.5 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of December 31, 2021, we had an aggregate $363.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

	For the Years Ended December 31,
	2021	2020	$ Change

	(in thousands)
Interest income from sales-type leases	$118,824	$81,844	$36,980
Operating lease income	67,667	72,340	(4,673)
Other income	523	1,243	(720)
Total revenues	187,014	155,427	31,587
Interest expense	79,707	64,354	15,353
Real estate expense	2,663	2,480	183
Depreciation and amortization	9,562	9,433	129
General and administrative	28,753	22,733	6,020
Other expense	868	243	625
Total costs and expenses	121,553	99,243	22,310
Earnings from equity method investments	6,279	3,304	2,975
Selling profit from sales-type leases	1,833	—	1,833
Net income	$73,357	$59,488	$13,869

Interest income from sales-type leases increased to $118.8 million for the year ended December 31, 2021 from $81.8 million for the year ended December 31, 2020. The increase was due primarily to the origination of additional Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $67.7 million during the year ended December 31, 2021 from $72.3 million for the year ended December 31, 2020. The decrease was due primarily to a decrease in percentage rent from our Park Hotels Portfolio in 2021 in respect of 2020 hotel operating performance, which experienced a decline due to the COVID-19 pandemic.

Other income for both the years ended December 31, 2021 and 2020 includes $0.4 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the year ended December 31, 2021 also includes $0.1 million of other ancillary income. Other income for the year ended December 31, 2020 also includes $0.2 million of interest income earned on our cash balances and $0.6 million of other ancillary income.

During the year ended December 31, 2021, we incurred interest expense from our debt obligations of $79.7 million compared to $64.4 million during the year ended December 31, 2020. The increase during the year ended December 31, 2021 was primarily the result of additional borrowings to fund our growing portfolio of Ground Leases.

Real estate expense during the years ended December 31, 2021 and 2020 was $2.7 million and $2.5 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property appraisal fees and insurance expense. In addition, during both the years ended December 31, 2021 and 2020, we also recorded $0.4 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $9.6 million and $9.4 million during the years ended December 31, 2021 and 2020, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place intangible assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Years Ended
	December 31,
	2021	2020
Management fees(1)	$14,865	$12,684
Expense reimbursements to the Manager(1)	7,500	5,000
Public company and other costs(2)	4,638	3,305
Stock-based compensation(3)	1,750	1,744
Total general and administrative expenses	$28,753	$22,733
(1)	Refer to Note 13 to the consolidated financial statements.
(2)	Increase due primarily to an increase in legal fees and marketing costs.
(3)	During the years ended December 31, 2021 and 2020, $1.1 million and $1.0 million, respectively, of stock-based compensation represented compensation to our non-management directors.

During the year ended December 31, 2021, other expense consists primarily of investment pursuit costs and fees related to public company filings. During the year ended December 31, 2020, other expense consists primarily of property appraisal fees, fees related to our derivative transactions and state and local taxes.

During the year ended December 31, 2021, earnings from equity method investments consisted of our $3.4 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6 to the consolidated financial statements) and our $2.9 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the year ended December 31, 2020, earnings from equity method investments consisted of our pro rata share of income from the 425 Park Avenue venture.

During the year ended December 31, 2021, selling profit from sales-type leases resulted from the reclassification of one existing operating lease to a sales-type lease (refer to Note 5 to the consolidated financial statements).

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

In the first quarter of 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into a new unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.0 billion (the “Unsecured Revolver”). In December 2021, we obtained additional lender commitments increasing the maximum availability to $1.35 billion. In the second quarter of 2021, we issued $400 million aggregate principal amount of 2.80% senior notes due 2031 (the “2.80% Notes”). The 2.80% Notes were issued at

99.127% of par. In the fourth quarter of 2021, we issued $350 million aggregate principal amount of 2.85% senior notes due 2032 (the “2.85% Notes”). The 2.85% Notes were issued at 99.123% of par. As evidenced by our Unsecured Revolver, the 2.80% Notes and the 2.85% Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our investment grade credit ratings will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

Our Unsecured Revolver replaced our secured revolving credit facility. With its increased size of total capacity of $1.35 billion and reduced cost, our Unsecured Revolver allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform. We also believe our Unsecured Revolver marked a strong first step towards our goal of unlocking opportunities from the unsecured capital markets to deliver lower cost, more efficient capital to our customers.

In the first quarter of 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of December 31, 2021, we had $248.9 million of aggregate purchase price remaining under our ATM.

In September 2021, we sold 2,530,000 shares of our common stock in a public offering for gross proceeds of $192.3 million. Concurrently with the public offering, we sold $50.0 million in shares, or 657,894 shares, of our common stock to iStar in a private placement. We incurred approximately $8.0 million of offering costs in connection with these transactions.

As of December 31, 2021, we had $30 million of unrestricted cash and $860 million of undrawn capacity on our Unsecured Revolver. We refer to the combined $890 million of unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our "equity" liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements (refer to Note 11 to the consolidated financial statements), proceeds from our initial capitalization by iStar and two institutional investors (refer to Note 11 to the consolidated financial statements) and borrowings from our debt facilities, mortgages and unsecured notes. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

As noted above, for the year ended December 31, 2020, percentage rents constituted approximately 2.5% of our total revenues. In 2021, we did not recognize any percentage rent revenues from our Park Hotels Portfolio in respect of 2020 hotel operating performance impacted by the COVID-19 pandemic. In addition, we do not expect to recognize any percentage rent revenues from our Park Hotels Portfolio in 2022 in respect of 2021 hotel operating performance. Any decrease in percentage rent revenues, as well as any disruptions in the payment of future rents by our hotel or other tenants, would adversely impact our cash flows from operations, and any such impact could be material.

We expect our short-term liquidity requirements to include debt service on our debt obligations (see Mortgages, Unsecured Revolver and Unsecured Notes below), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments, expense reimbursements to our Manager and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock (refer to Note 13 to the consolidated financial statements). Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings (refer to Note 14 to the consolidated financial statements), unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

We expect our long-term liquidity requirements to include debt service on our debt obligations (see Mortgages, Unsecured Revolver and Unsecured Notes below), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments – refer to Note 9 to the consolidated financial statements), debt maturities, expense reimbursements to our Manager and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock (refer to Note 13 to the consolidated financial statements). Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Years Ended
	December 31,
	2021	2020	Change
Cash flows provided by operating activities	$26,917	$35,711	$(8,794)
Cash flows used in investing activities	(1,287,991)	(530,641)	(757,350)
Cash flows provided by financing activities	1,203,123	544,615	658,508

The decrease in cash flows provided by operating activities during 2021 was due primarily to payments to terminate hedges (refer to Note 10 to the consolidated financial statements) and a decrease in percentage rent from our Park Hotels portfolio, which was partially offset by an increase in rents collected from new originations and acquisitions of Ground Leases. The increase in cash flows used in investing activities during 2021 was due to an increase in new originations and acquisitions of Ground Leases. The increase in cash flows provided by financing activities during 2021 was due primarily to the issuance of new unsecured debt to fund our growing Ground Lease portfolio (refer to Unsecured Notes below).

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our Ground Leases. As of December 31, 2021, our mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% (our combined weighted average interest rate of our consolidated mortgage debt and the mortgage debt of our unconsolidated ventures, applying our percentage interest in the ventures, was 3.95%) and have maturities between April 2027 and November 2069.

Unsecured Revolver— In March 2021, the Operating Partnership (as borrower) and us (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, we obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to our credit ratings. We also pay a facility fee of 0.125%, subject to our credit ratings. As of December 31, 2021, there was $860.0 million of undrawn capacity on the Unsecured Revolver.

Unsecured Notes—In May 2021, the Operating Partnership (as issuer) and us (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031. The 2.80% Notes were issued at 99.127% of par. We may redeem the 2.80% Notes in whole at any time or in part from time to time prior to March 15, 2031, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.80% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.80% Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.80% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In November 2021, the Operating Partnership (as issuer) and us (as guarantor), issued $350.0 million aggregate principal amount of 2.85% senior notes due January 2032. The 2.85% Notes were issued at 99.123% of par. We may redeem the 2.85% Notes in whole at any time or in part from time to time prior to October 15, 2031, at our option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.85% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.85% Notes are redeemed on or after October 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.85% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Debt Covenants—We are subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict our or certain of our subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. Our 2.80% Notes and 2.85% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x. Our mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2021, we were in compliance with all of our financial covenants.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As of December 31, 2021, the Operating Partnership had issued and outstanding the 2.80% Notes and the 2.85% Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the 2.80% Notes and the 2.85% Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of ours.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities and results of operations of the Operating Partnership are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

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

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Purchase price allocation—Our acquisition of properties are generally accounted for as an acquisition of assets. For asset acquisitions, we recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on our consolidated balance sheets.

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

Impairments—We review real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in "Impairment of assets" in our consolidated statements of operations.

Reserve for losses on net investment in sales-type leases and Ground Lease receivables— We evaluate our net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310 - Receivables. As part of our process for monitoring the credit quality of our net investment in sales-type leases and Ground Lease receivables, we perform a quarterly assessment for each of our net investment in sales-type leases and Ground Lease receivables. We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value. As such, we believe our Ground Lease investments represent a safe position in a property’s capital structure. This safety is derived from the typical structure of a Ground Lease under which the landlord has a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments and, as such, we believe there is a low likelihood of default on our net investment in sales-type leases and Ground Lease receivables. We consider a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2021, all of our net investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.

Any potential reserve for losses in net investment in sales-type leases and Ground Lease receivables will reflect management’s estimate of losses inherent in the portfolio as of the balance sheet date. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent receivable, we will record a reserve. The reserve, if applicable, will be increased (decreased) in our consolidated statements of operations and will be decreased by charge-offs. Our policy is to charge off a receivable when we determine, based on a variety of factors, that all commercially reasonable means of recovering the receivable balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the receivable upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the receivable collection process have occurred and that a receivable is uncollectible. At this point, a loss is confirmed and the receivable and related reserve will be charged off. We have one portfolio segment represented by acquiring, managing and capitalizing Ground Leases, whereby we utilize a uniform process for determining our reserve for losses on our net investment in sales-type leases and Ground Lease receivables.

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

As of December 31, 2021, we had $2.2 billion principal amount of fixed-rate debt outstanding and $490.0 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.10% as of December 31, 2021. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$490
Base Interest Rate	—
+10 Basis Points	(490)
+ 50 Basis Points	(2,450)
+100 Basis Points	(4,900)

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	34
Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	37
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	38
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019	39
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	40
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	41
Notes to Consolidated Financial Statements	43
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019	64

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Purchase Price Allocation — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company accounts for the acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired by the Company included the following:

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, and (3) market rent, expense growth, discount and terminal capitalization rates by developing a range of independent estimates based on market data, and comparing our estimates to those used by management. We also tested the mathematical accuracy of the calculation of management’s analysis.
•	We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.
•	We tested the effectiveness of internal controls over critical assumptions including management’s controls over:
◾	The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards and previous Company acquisitions.
◾	Assumptions for allocating tangible and intangible assets.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 15, 2022

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed, an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 15, 2022

We have served as the Company’s auditor since 2018.

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands, except per share data)

	As of December 31,
	2021	2020
ASSETS
Real estate
Real estate, at cost	$740,971	$752,420
Less: accumulated depreciation	(28,343)	(22,314)
Real estate, net	712,628	730,106
Real estate-related intangible assets, net	224,182	242,166
Total real estate, net and real estate-related intangible assets, net	936,810	972,272
Net investment in sales-type leases	2,412,716	1,305,519
Ground Lease receivables	796,252	577,457
Equity investments in Ground Leases	173,374	129,614
Cash and cash equivalents	29,619	56,948
Restricted cash	8,897	39,519
Deferred operating lease income receivable	117,311	93,307
Deferred expenses and other assets, net	40,747	34,334
Total assets	$4,515,726	$3,208,970
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$67,592	$76,673
Real estate-related intangible liabilities, net	65,429	66,268
Debt obligations, net	2,697,503	1,684,726
Total liabilities	2,830,524	1,827,667
Commitments and contingencies (refer to Note 9)
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 56,619 and 53,206 shares issued and outstanding as of December 31, 2021 and 2020, respectively	566	532
Additional paid-in capital	1,663,324	1,412,107
Retained earnings	59,368	23,945
Accumulated other comprehensive loss	(40,980)	(57,461)
Total Safehold Inc. shareholders' equity	1,682,278	1,379,123
Noncontrolling interests	2,924	2,180
Total equity	1,685,202	1,381,303
Total liabilities and equity	$4,515,726	$3,208,970
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities ("VIEs").
(2)	As of December 31, 2021 and 2020, includes $6.2 million and $4.7 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Interest income from sales-type leases(1)	$118,824	$81,844	$18,531
Operating lease income	67,667	72,340	72,071
Other income	523	1,243	2,794
Total revenues	187,014	155,427	93,396
Costs and expenses:
Interest expense	79,707	64,354	29,868
Real estate expense	2,663	2,480	2,673
Depreciation and amortization	9,562	9,433	9,379
General and administrative(2)	28,753	22,733	14,435
Other expense	868	243	899
Total costs and expenses	121,553	99,243	57,254
Income from operations before other items	65,461	56,184	36,142
Loss on early extinguishment of debt	(216)	—	(2,011)
Earnings (losses) from equity method investments	6,279	3,304	(403)
Selling profit from sales-type leases	1,833	—	—
Net income	73,357	59,488	33,728
Net income attributable to noncontrolling interests	(234)	(194)	(6,035)
Net income attributable to Safehold Inc. common shareholders	$73,123	$59,294	$27,693

Per common share data:
Net income
Basic	$1.35	$1.17	$0.89
Diluted	$1.35	$1.17	$0.89
Weighted average number of common shares:
Basic	54,167	50,688	31,008
Diluted	54,180	50,697	31,008
(1)	For the years ended December 31, 2021, 2020 and 2019, the Company recorded $8.4 million, $8.2 million and $5.0 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar Inc. (“iStar”).
(2)	For the years ended December 31, 2021, 2020 and 2019, includes $24.1 million, $19.4 million and $11.2 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$73,357	$59,488	$33,728
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	3,191	1,680	271
Unrealized gain (loss) on derivatives	13,290	(20,018)	(32,518)
Other comprehensive income (loss)	16,481	(18,338)	(32,247)
Comprehensive income	89,838	41,150	1,481
Comprehensive income attributable to noncontrolling interests	(234)	(194)	(2,377)
Comprehensive income (loss) attributable to Safehold Inc.	$89,604	$40,956	$(896)

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

			Retained	Accumulated
	Common	Additional	Earnings /	Other
	Stock at	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2018	$183	$370,530	$(8,486)	$(6,876)	$2,007	$357,358
Net income	—	—	27,693	—	6,035	33,728
Issuance of common stock, net / amortization	170	509,385	—	—	356	509,911
Investor Unit conversion (refer to Note 11)	125	252,060	—	(6,450)	(245,735)	—
Dividends declared ($0.618 per share)	—	—	(21,353)	—	—	(21,353)
Change in accumulated other comprehensive income (loss)	—	—	—	(28,589)	(3,658)	(32,247)
Contributions from noncontrolling interests	—	628	—	2,792	245,426	248,846
Distributions to noncontrolling interests	—	—	—	—	(2,945)	(2,945)
Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298

Balance at December 31, 2019	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	59,294	—	194	59,488
Issuance of common stock, net / amortization	54	279,504	—	—	543	280,101
Dividends declared ($0.6427 per share)	—	—	(33,203)	—	—	(33,203)
Change in accumulated other comprehensive income (loss)	—	—	—	(18,338)	—	(18,338)
Distributions to noncontrolling interests	—	—	—	—	(43)	(43)
Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303

Balance at December 31, 2020	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	73,123	—	234	73,357
Issuance of common stock, net / amortization	34	251,217	(736)	—	451	250,966
Dividends declared ($0.67224 per share)	—	—	(36,964)	—	—	(36,964)
Change in accumulated other comprehensive income (loss)	—	—	—	16,481	—	16,481
Contributions from noncontrolling interests	—	—	—	—	105	105
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Balance at December 31, 2021	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$73,357	$59,488	$33,728
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,562	9,433	9,379
Stock-based compensation expense	1,750	1,744	1,582
Deferred operating lease income	(33,727)	(35,004)	(35,165)
Non-cash interest income from sales-type leases	(43,808)	(30,131)	(6,547)
Non-cash interest expense	11,772	10,986	2,865
Amortization of real estate-related intangibles, net	2,424	2,648	2,509
Loss on early extinguishment of debt	216	—	2,011
(Earnings) losses from equity method investments	(6,279)	(3,304)	403
Distributions from operations of equity method investments	1,973	1,213	—
Selling profit from sales-type leases	(1,833)	—	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	3,771	2,281	2,257
Non-cash management fees	14,865	12,684	7,461
Other operating activities	4,469	2,201	1,586
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	(286)	(143)	301
Changes in accounts payable, accrued expenses and other liabilities	(11,309)	1,615	(24,333)
Cash flows provided by (used in) operating activities	26,917	35,711	(1,963)
Cash flows from investing activities:
Acquisitions of real estate	—	(57,879)	(28,816)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(1,247,980)	(474,083)	(1,364,682)
Contributions to equity method investments	(39,455)	—	(127,970)
Deposits on Ground Lease investments	(2,083)	1,550	250
Other investing activities	1,527	(229)	443
Cash flows used in investing activities	(1,287,991)	(530,641)	(1,520,775)
Cash flows from financing activities:
Proceeds from issuance of common stock	243,345	271,206	511,900
Proceeds from debt obligations	1,848,439	693,970	1,183,739
Repayments of debt obligations	(830,000)	(377,000)	(351,500)
Payments for debt prepayment or extinguishment costs	—	—	(1,358)
Payments for deferred financing costs	(14,063)	(6,784)	(18,468)
Dividends paid to common shareholders	(35,947)	(32,002)	(16,622)
Payment of offering costs	(8,710)	(4,756)	(9,778)
Distributions to noncontrolling interests	(46)	(43)	(2,945)
Contributions from noncontrolling interests	105	—	250,000
Other financing activities	—	24	127
Cash flows provided by financing activities	1,203,123	544,615	1,545,095
Changes in cash, cash equivalents and restricted cash	(57,951)	49,685	22,357
Cash, cash equivalents and restricted cash at beginning of period	96,467	46,782	24,425
Cash, cash equivalents and restricted cash at end of period	$38,516	$96,467	$46,782

	For the Years Ended December 31,
	2021	2020	2019
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$29,619	$56,948	$22,704
Restricted cash	8,897	39,519	24,078
Total cash and cash equivalents and restricted cash	$38,516	$96,467	$46,782
Supplemental disclosure of cash flow information:
Cash paid for interest	$59,034	$48,772	$22,878
Supplemental disclosure of non-cash investing and financing activity:
Origination of sales-type lease	$—	$—	$10,194
Acquisition of real estate	—	157	—
Assumption of other liabilities/debt obligations	—	157	10,194
Investor Unit conversion (refer to Note 11)	—	—	250,000
Dividends declared to common shareholders	9,647	8,636	7,478
Accrued finance costs	89	8	658
Accrued offering costs	50	47	250
Caret Unit conversion (refer to Note 11)	747	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—Safehold Inc. (the "Company") operates its business through one reportable segment by acquiring, managing and capitalizing Ground Leases. Ground leases are long-term contracts between the landlord (the Company) and a tenant or leaseholder. The Company believes that it is the first publicly-traded company formed primarily to acquire, own, manage, finance and capitalize Ground Leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon ("Ground Leases"). Under a Ground Lease, the tenant is generally responsible for all property operating expenses, such as maintenance, real estate taxes and insurance and is also responsible for development costs and capital expenditures. Ground Leases are typically long-term (base terms ranging from 30 to 99 years, often with tenant renewal options) and have contractual base rent increases (either at a specified percentage or consumer price index ("CPI") based, or both) and sometimes include percentage rent participations. The Company’s CPI lookbacks are generally capped between 3.0% - 3.5%. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

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

The Company is managed by SFTY Manager, LLC (the "Manager"), a wholly-owned subsidiary of iStar, the Company’s largest shareholder, pursuant to a management agreement. The Company has no employees, as the Manager provides all services to it. The Company draws on the extensive investment origination and sourcing platform of its Manager to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2021, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2021, the total assets of these consolidated VIEs were $68.6 million and total liabilities were $29.9 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2021.

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

Purchase price allocation—The Company’s acquisitions of properties are generally accounted for as an acquisition of assets. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in "Real estate, net," "Real estate-related intangible assets, net" and "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their estimated fair values and included in "Real estate-related intangible assets, net" on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their estimated fair values and included in "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset.

Impairments—The Company reviews real estate assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) are less than its carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets, if any, are recorded in the Company’s consolidated statements of operations. The Company did not record any impairments for the periods presented.

Net Investment in Sales-type Leases and Ground Lease Receivables—Net investment in sales-type leases and Ground Lease receivables are recognized when the Company’s Ground Leases qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net Investment in Sales-type Leases" and "Ground Lease Receivables" on the Company’s consolidated balance sheets. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. When the Company acquires land and enters into a Ground Lease directly with the seller that qualifies as a sales-type lease, the lease does not qualify as a sale leaseback transaction and the lease is considered a financing receivable and is recognized in accordance with ASC 310 - Receivables and included in "Ground Lease receivables" on the Company’s consolidated balance sheets (refer to Note 5).

Reserve for losses in net investment in sales-type leases and Ground Lease receivables— The Company evaluates its net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310 - Receivables. As part of the Company’s process for monitoring the credit quality of its net investment in sales-type leases and Ground Lease receivables, it performs a quarterly assessment for each of its net investment in sales-type leases and Ground Lease receivables. The Company considers a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2021, all of the Company’s net investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.

Any potential reserve for losses in net investment in sales-type leases and Ground Lease receivables will reflect management’s estimate of losses inherent in the portfolio as of the balance sheet date. If the Company determines that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent receivable, the Company will record a reserve. The reserve, if applicable, will be increased (decreased) in the Company’s consolidated statements of operations and will be decreased by charge-offs. The Company’s policy is to charge off a receivable when it determines, based on a variety of factors, that all commercially reasonable means of recovering the receivable balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the receivable upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the receivable collection process have occurred and that a receivable is uncollectible. At this point, a loss is confirmed and the receivable and related reserve will be charged off. The Company has one portfolio segment represented by acquiring, managing and capitalizing Ground Leases, whereby it utilizes a uniform process for determining its reserve for losses on net investment in sales-type leases and Ground Lease receivables.

Interest Income from Sales-type Leases—Interest income from sales-type leases is recognized under the effective interest method. The effective interest method produces a constant yield on the net investment in the sales-type lease and Ground Lease receivable over the term of the lease. Rent payments that are not fixed and determinable at lease inception, such as percentage rent and CPI adjustments, are not included in the effective interest method calculation and are recognized in the Company’s consolidated statements of operations in the period earned. A Ground Lease receivable is placed on non-accrual status if and when it becomes 90-days past due or if the Company considers the Ground Lease receivable impaired.

Equity Investments in Ground Leases—Equity investments in Ground Leases are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in ventures (refer to Note 6) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings (losses) from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments in Ground Leases" on the Company’s consolidated balance sheets.

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in "Earnings (losses) from equity method investments" in the Company’s consolidated statements of operations.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Restricted Cash—Restricted cash primarily includes property escrow balances, investment deposits and cash balances required to be maintained under certain of the Company’s derivative transactions, if any.

Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable, net" on the Company’s consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee’s gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.3 million, $3.8 million and $4.3 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the property acquired.

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

Other income—Other income primarily includes interest income earned on the Company’s cash balances and other ancillary income.

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Deferred expenses and other assets—Deferred expenses and other assets includes operating lease right-of-use assets, purchase deposits, deferred financing fees associated with the Unsecured Revolver (refer to Note 8), derivative assets, deferred costs, leasing costs such as brokerage, legal and other costs which are amortized over the life of the respective leases and presented as an operating activity in the Company’s consolidated statements of cash flows. Amortization of leasing costs is included in "Depreciation and amortization" in the Company’s consolidated statements of operations.

Deferred financing fees—Deferred financing fees associated with the Company’s mortgages and unsecured notes are recorded in ‘‘Debt obligations, net’’ on the Company’s consolidated balance sheets. The amortization of deferred financing fees is included in ‘‘Interest expense’’ in the Company’s consolidated statements of operations.

Stock-based compensation—The Company adopted an equity incentive plan (refer to Note 11) to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. The Company accounts for stock-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company’s consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled.

During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called "Caret Units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company’s common stock price (refer to Note 11). Expense from Caret Units is recorded in "General and administrative" in the Company’s consolidated statements of operations and "Noncontrolling interests" on the Company’s consolidated balance sheet.

Income taxes—The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company’s qualification as a REIT for the periods presented. The Company elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 2017. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company’s tax years from 2018 through 2020 remain subject to examination by major tax jurisdictions. The Company formed a taxable REIT subsidiary ("TRS") during the year ended December 31, 2018. The TRS had no activity during the periods presented, and accordingly, no provision for income taxes was required. During the years ended December 31, 2021, 2020 and 2019, the Company paid $0.1 million, $0.1 million and $0.1 million, respectively, in taxes.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments is associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes. Refer to Note 10 for more information on the Company’s derivative activity.

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$2,413	$2,704	$1,306	$1,306
Ground Lease receivables(1)	796	893	577	577
Cash and cash equivalents(2)	30	30	57	57
Restricted cash(2)	9	9	40	40

Liabilities
Debt obligations, net(1)
Level 1	738	741	—	—
Level 3	1,960	2,118	1,685	1,835
Total debt obligations, net	2,698	2,859	1,685	1,835
(1)	The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This new standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities such as the Company that qualified as smaller reporting companies prior to December 31, 2019, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

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

Note 4—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
Land and land improvements, at cost	$547,739	$559,188
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(28,343)	(22,314)
Total real estate, net	$712,628	$730,106
Real estate-related intangible assets, net	224,182	242,166
Total real estate, net and real estate-related intangible assets, net	$936,810	$972,272

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,119)	$173,883
In-place lease assets, net(2)	65,102	(15,523)	49,579
Other intangible assets, net	750	(30)	720
Total	$251,854	$(27,672)	$224,182

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$203,778	$(9,494)	$194,284
In-place lease assets, net(2)	59,179	(12,025)	47,154
Other intangible assets, net	750	(22)	728
Total	$263,707	$(21,541)	$242,166
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2021	2020	2019
Above-market lease assets (decrease to income)	Operating lease income	$3,255	$3,310	$3,144
In-place lease assets (decrease to income)	Depreciation and amortization	3,525	3,396	3,342
Other intangible assets (decrease to income)	Operating lease income	8	8	8

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2022	$6,712
2023	6,696
2024	6,648
2025	6,648
2026	6,648
(1)	As of December 31, 2021, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.1 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,189)	$65,429

	As of December 31, 2020
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(2,350)	$66,268
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2021	2020	2019
Below-market lease liabilities (increase to income)	Operating lease income	$838	$669	$642

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2021, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2022	$5,357	$16,928	$2,185	$11,018	$356	$35,844
2023	5,357	17,347	2,213	11,018	281	36,216
2024	5,357	17,677	2,247	11,018	51	36,350
2025	5,357	18,004	2,313	11,018	51	36,743
2026	5,357	18,370	2,357	986	51	27,121
Thereafter	407,341	4,326,865	435,496	16,812	77	5,186,591

Note 5—Net Investment in Sales-type Leases and Ground Lease Receivables

The Company classifies certain of its Ground Leases as sales-type leases and records the leases within "Net investment in sales-type leases" on the Company’s consolidated balance sheets and records interest income in "Interest income from sales-type leases" in the Company’s consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 - Receivables and are included in "Ground Lease receivables" on the Company’s consolidated balance sheets. The Company records interest income from Ground Lease receivables in "Interest income from sales-type leases" in the Company’s consolidated statements of operations.

In September 2021, the Company entered into a lease assignment and modification with one of its tenants under an operating lease. In connection with this transaction, the lease was assigned to a new tenant and the maturity of the lease was extended by 3.5 years to September 2120. As a result of the modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease and recorded $40.9 million in "Net investment in leases" and derecognized $11.4 million from "Real estate, net," $9.8 million from "Deferred operating lease income receivable" and $17.9 million from "Real estate-related intangible assets, net" on its consolidated balance sheet. The Company recognized $1.8 million in "Selling profit from sales-type leases" in its consolidated statements of operations for the year ended December 31, 2021 as a result of the transaction.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2021	December 31, 2020
Total undiscounted cash flows(1)	$23,707,424	$13,676,701
Unguaranteed estimated residual value	2,319,761	1,243,292
Present value discount	(23,614,469)	(13,614,474)
Net investment in sales-type leases	$2,412,716	$1,305,519
(1)	As of December 31, 2021, includes $1,676 million of undiscounted cash flows due from iStar pursuant to three Ground Leases with a weighted average remaining lease term of 96.0 years. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $8.4 million, $8.2 million and $5.0 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar.

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2021 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Transfer from real estate, net	40,900	—	40,900
Origination/acquisition/fundings(1)	1,035,580	205,886	1,241,466
Accretion	30,899	12,909	43,808
Ending balance(2)	$2,412,716	$796,252	$3,208,968
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of December 31, 2021, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.5%, respectively. As of December 31, 2021, the weighted average remaining life of the Company’s 23 Ground Lease receivables was 99.3 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2021, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2022	$75,034	$1,303	$537	$76,874
2023	78,109	1,329	586	80,024
2024	82,015	1,356	586	83,957
2025	83,484	1,383	586	85,453
2026	85,049	1,411	586	87,046
Thereafter	22,839,557	353,852	100,661	23,294,070
Total undiscounted cash flows	$23,243,248	$360,634	$103,542	$23,707,424

During the years ended December 31, 2021, 2020 and 2019, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Year Ended December 31, 2021	Leases	Receivables	Total
Cash	$52,091	$22,925	$75,016
Non-cash	30,899	12,909	43,808
Total interest income from sales-type leases	$82,990	$35,834	$118,824

Year Ended December 31, 2020
Cash	$36,098	$15,615	$51,713
Non-cash	21,186	8,945	30,131
Total interest income from sales-type leases	$57,284	$24,560	$81,844

Year Ended December 31, 2019
Cash	$10,086	$1,898	$11,984
Non-cash	5,541	1,006	6,547
Total interest income from sales-type leases	$15,627	$2,904	$18,531

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City. As of December 31, 2021, the Company’s investment in the Ground Lease was $42.1 million. During the year ended December 31, 2021, the Company recorded $2.9 million in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of December 31, 2021 and 2020, the Company’s investment in the venture was $131.3 million and $129.6 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $3.4 million, $3.3 million and ($0.4) million, respectively, in earnings (losses) from the venture.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
Operating lease right-of-use asset(1)	$27,435	$28,550
Deferred finance costs, net(2)	7,875	3,354
Other assets	2,898	1,965
Purchase deposits	2,083	—
Leasing costs, net	456	465
Deferred expenses and other assets, net	$40,747	$34,334
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company’s consolidated statements of operations. During each of the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.4 million in "Real estate expense" and $0.4 million in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $2.2 million and $2.0 million as of December 31, 2021 and 2020, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2021	December 31, 2020
Interest payable	$31,601	$17,890
Other liabilities(1)	14,998	6,236
Dividends declared and payable	9,690	8,673
Operating lease liability	5,605	5,732
Management fee payable	4,271	3,402
Accrued expenses(2)	1,427	1,525
Interest rate hedge liabilities	—	33,215
Accounts payable, accrued expenses and other liabilities	$67,592	$76,673
(1)	As of December 31, 2021 and 2020, other liabilities includes $1.9 million and $1.3 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of December 31, 2021 and 2020, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	December 31, 2021	December 31, 2020	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Revolver(3)	—	215,000	N/A	N/A
Total secured credit financing(4)	1,498,113	1,713,113
Unsecured financing:
Unsecured Revolver	490,000	—	LIBOR plus 1.00%	March 2026
2.80% senior notes	400,000	—	2.80%	June 2031
2.85% senior notes	350,000	—	2.85%	January 2032
Total unsecured financing	1,240,000	—
Total debt obligations	2,738,113	1,713,113
Debt premium, discount and deferred financing costs, net	(40,610)	(28,387)
Total debt obligations, net	$2,697,503	$1,684,726
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of December 31, 2021, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.23%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company’s consolidated balance sheets. As of December 31, 2021, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.62% and 3.06%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	This revolver was replaced in March 2021 with the Company’s Unsecured Revolver.
(4)	As of December 31, 2021, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of December 31, 2021, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069. In July 2019, the Company refinanced two mortgages on existing Ground Leases and incurred $2.0 million in losses on early extinguishment of debt.

Unsecured Revolver— In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of December 31, 2021, there was $860.0 million of undrawn capacity on the Unsecured Revolver.

Unsecured Notes—In May 2021, the Operating Partnership (as issuer) and the Company (as guarantor), issued $400.0 million aggregate principal amount of 2.80% senior notes due June 2031 (the “2.80% Notes”). The 2.80% Notes were issued at 99.127% of par. The Company may redeem the 2.80% Notes in whole at any time or in part from time to time prior to March 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.80% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.80% Notes are redeemed on or after March 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.80% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

In November 2021, the Operating Partnership (as issuer) and the Company (as guarantor), issued $350.0 million aggregate principal amount of 2.85% senior notes due January 2032 (the “2.85% Notes”). The 2.85% Notes were issued at 99.123% of par. The Company may redeem the 2.85% Notes in whole at any time or in part from time to time prior to October 15, 2031, at the Company’s option and sole discretion, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2.85% Notes being redeemed; and (ii) a make-whole premium calculated in accordance with the indenture, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date. If the 2.85% Notes are redeemed on or after October 15, 2031, the redemption price will be equal to 100% of the principal amount of the 2.85% Notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes and 2.85% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2021, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of December 31, 2021, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2022	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	490,000	490,000
Thereafter(1)	1,498,113	750,000	2,248,113
Total principal maturities	1,498,113	1,240,000	2,738,113
Debt premium, discount and deferred financing costs, net	(27,744)	(12,866)	(40,610)
Total debt obligations, net	$1,470,369	$1,227,134	$2,697,503
(1)	As of December 31, 2021, the Company’s weighted average maturity for its secured mortgages was 29.5 years.

Note 9—Commitments and Contingencies

Unfunded Commitments— The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of December 31, 2021, the Company had $165.5 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of December 31, 2021, the Company had an aggregate $363.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

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

Although the Company’s Ground Leases are geographically diverse and the tenants operate in a variety of industries and property types, to the extent the Company has a significant concentration of interest income from sales-type leases or operating lease income from any tenant, the inability of that tenant to make its payment could have a material adverse effect on the Company. The Company did not have a significant concentration of operating lease income from any tenant for the periods presented.

Derivative instruments and hedging activity—The Company’s use of derivative financial instruments has been associated with debt issuances and primarily limited to the utilization of interest rate swaps and interest rate caps to manage interest rate risk exposure. The Company does not enter into derivatives for trading purposes.

The Company recognizes derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Interest rate hedge assets are recorded in "Deferred expenses and other assets, net" and interest rate hedge liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

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

For the Company’s derivatives not designated as hedges, the changes in the fair value of the derivatives are reported in "Interest expense" in the Company’s consolidated statements of operations. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 ($ in thousands):(1)

	December 31, 2021	December 31, 2020
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Liabilities
Interest rate swaps(3)	$—	$33,215	Accounts payable, accrued expenses and other liabilities
Total	$—	$33,215
(1)	During the years ended December 31, 2021, 2020 and 2019, the Company recorded $13.3 million, ($20.0) million and ($32.5) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $4.1 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
(3)	During the year ended December 31, 2021, the Company terminated its remaining interest rate hedges for $19.9 million.

Credit Risk-Related Contingent Features—The Company reports derivative instruments on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In connection with its interest rate derivatives which were in a liability position as of December 31, 2020, the Company posted collateral of $35.5 million, which is included in "Restricted cash" on the Company’s consolidated balance sheets. As of December 31, 2020, the Company would not have been required to post any additional collateral to settle these contracts had the Company been declared in default on its derivative obligations.

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Reclassified
	Location of Gain (Loss)	Accumulated Other	from Accumulated
	When Recognized	Comprehensive	Other Comprehensive
Derivatives Designated in Hedging Relationships	in Income	Income	Income into Earnings
For the Year Ended December 31, 2021
Interest rate swaps	Interest expense	$13,290	$(3,191)

For the Year Ended December 31, 2020
Interest rate swaps	Interest expense	$(20,018)	$(1,680)

For the Year Ended December 31, 2019
Interest rate swaps	Interest expense	$(32,518)	$(271)

Amount of Gain
	Location of Gain or	or (Loss)
	(Loss) Recognized in	Recognized in
Derivatives not Designated in Hedging Relationships	Income	Income
For the Year Ended December 31, 2019
Interest rate cap	Interest expense	$(4)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. During the year ended December 31, 2021, iStar purchased 1.0 million shares of the Company’s common stock for $69.5 million, at an average cost of $72.96 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. In addition, in the fourth quarter of 2021 iStar purchased 24,108 shares of the Company’s common stock for $1.8 million in an open market transaction. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In September 2021, the Company sold 2,530,000 shares of its common stock in a public offering for gross proceeds of $192.3 million. Concurrently with the public offering, the Company sold $50.0 million in shares, or 657,894 shares, of its common stock to iStar in a private placement. The Company incurred approximately $8.0 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. As of December 31, 2021, iStar owned 64.6% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in connection with its purchase of newly designated limited partnership units (the “Investor Units”) in January 2019. In May 2019, after approval of the Company’s shareholders, the Investor Units were exchanged for shares of the Company’s common stock on a one-for-one basis.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through December 31, 2021, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of December 31, 2021, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “Caret Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns the remaining 85% of the Caret Units (refer to Note 14). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and will be recognized over a period of four years. As of December 31, 2021, all stock price hurdles were achieved and each outstanding award is fully vested. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, will vest over three years upon satisfaction of continuing service conditions. As of December 31, 2021, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.5 million, $0.5 million and $0.4 million, respectively, in expense from Caret Units and it is recorded in "General and administrative" in the Company’s consolidated statements of operations and "Noncontrolling interests" on the Company’s consolidated balance sheet.

In August 2021, in order to ensure that the interests of the non-management directors are best aligned with the interests of the Company’s common shareholders, each of the non-management directors (or, in the case of two directors, their affiliated trusts to which the Caret Units had been issued) entered into agreements to exchange their Caret Units that were granted at the time of plan adoption into shares of the Company’s common stock. Effective December 1, 2021, each non-management director (or, in the case of two directors, their affiliated trusts to which the Caret Units had been issued) exchanged 3,750 Caret Units for 2,546 shares of the Company’s common stock. The Company’s board of directors approved the exchanges having considered the report of a leading independent valuation firm.

The Company adopted the 2017 Equity Incentive Plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel. The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2019, the Company issued 40,000 fully-vested shares under the 2017 Equity Incentive Plan at $27.19 per share to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors with an aggregate grant date fair value of $1.1 million. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter of 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares. The restricted stock units vested in January 2022. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock, but will not be paid unless and until the restricted stock units vest and are settled. As of December 31, 2021, an aggregate of 724,500 shares remain available for issuance pursuant to future awards under the 2017 Equity Incentive Plan. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.3 million, $1.2 million and $1.2 million, respectively, in stock-based compensation expense related to the 2017 Equity Incentive Plan, which is classified within "General and administrative" in the Company’s consolidated statements of operations.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2021, the Company declared cash dividends on its common stock of $37.0 million, or $0.67224 per share. Dividends paid in 2021 were a return of capital for tax reporting purposes. During the year ended December 31, 2020, the Company declared cash dividends on its common stock of $33.2 million, or $0.6427 per share. Dividends paid in 2020 were a return of capital for tax reporting purposes. During the year ended December 31, 2019, the Company declared cash dividends on its common stock of $21.4 million, or $0.618 per share. Dividends paid in 2019 consisted of ordinary income of $0.0699 per share and a return of capital of $0.5421 per share for tax reporting purposes. In addition, during the year ended December 31, 2019, the Company declared cash distributions to iStar for its Investor Units of $1.9 million, or $0.15 per Investor Unit.

Note 12—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2021	2020	2019
Net income	$73,357	$59,488	$33,728
Net income attributable to noncontrolling interests	(234)	(194)	(6,035)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$73,123	$59,294	$27,693

	For the Years Ended December 31,
	2021	2020	2019
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$73,123	$59,294	$27,693
Net income attributable to Safehold Inc. common shareholders - diluted	$73,123	$59,294	$27,693

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	54,167	50,688	31,008
Add: Effect of assumed shares under treasury stock method for restricted stock units	13	9	—
Weighted average common shares outstanding for diluted earnings per common share(1)	54,180	50,697	31,008

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$1.35	$1.17	$0.89
Net income attributable to Safehold Inc. common shareholders - diluted	$1.35	$1.17	$0.89
(1)	During the year ended December 31, 2019, 4,383,562 of Investor Units (refer to Note 11) were anti-dilutive.

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $14.9 million, $12.7 million and $7.5 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company pays, or reimburses the Manager for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement.

During the years ended December 31, 2021, 2020 and 2019, the Company was allocated $7.5 million, $5.0 million and $2.1 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company’s consolidated statements of operations.

Acquisitions and Commitments

iStar has participated in certain of the Company’s investment transactions, as the Company’s tenant or either as a seller of land or by providing financing to the Company’s Ground Lease tenants. Following is a list of transactions in which the Company and iStar have participated for the periods presented. These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to transactions in which iStar is also a participant.

In December 2021, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing multifamily property. Prior to the recapitalization, iStar and the Ground Lease tenant owned the property through a venture. As part of the recapitalization, the Ground Lease tenant acquired iStar’s equity interest in the venture and repaid a mezzanine loan iStar had provided to the venture in August 2018.

In November 2021, the Company entered into an agreement pursuant to which it would acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In December 2021, iStar contributed the Ground Lease to an investment fund it formed that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase. iStar has a noncontrolling interest in the investment fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the investment fund. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the Ground Lease from the investment fund.

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

In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it would acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. In March 2021, iStar originated a $75.0 million construction loan commitment to the Ground Lease tenant and acquired the Ground Lease for $16.1 million. iStar subsequently sold the loan commitment to an entity in which it has a noncontrolling interest. The Ground Lease documents contained future funding obligations to the Ground Lease tenant of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. Subsequent to the origination, iStar funded approximately $6.0 million of the deferred purchase price to the Ground Lease tenant. The Company’s acquisition of the ground lessor entity closed in September 2021. The total consideration paid was $24.8 million and the Company assumed the obligation for the remaining future funding obligations to the Ground Lease tenant.

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

In October 2020, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing multi-family property. iStar provided a $22.5 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid iStar $2.3 million of additional consideration in connection with this investment.

In September 2020, the Company closed on the acquisition of a Ground Lease pursuant to a purchase agreement that it entered into with iStar in October 2017 to acquire land subject to a Ground Lease on which a luxury multi-family project is currently being constructed for a purchase price of $34.0 million. iStar committed to provide a $80.5 million construction loan to the ground lessee.

In June 2020, the Company acquired the fee interest in an office condominium and simultaneously structured and entered into a Ground Lease with the condominium’s tenant. The tenant simultaneously acquired the leasehold interest in the office condominium. The Ground Lease has a term of 99 years. The tenant was a venture in which iStar owned a 51.9% equity interest. In the fourth quarter 2021, iStar acquired an additional 47.5% equity interest in the venture.

Note 14—Subsequent Events

Subsequent to December 31, 2021, the Operating Partnership signed a definitive master note purchase agreement providing for a private placement of $475 million aggregate principal amount of its 3.980% senior notes due February 15, 2052 (the “3.980% Notes”). The Operating Partnership can elect to draw on these funds on up to two occasions through April 18, 2022 subject to customary conditions to closing. The 3.980% Notes will be fully and unconditionally guaranteed by the Company.

Subsequent to December 31, 2021, the Company sold 108,571 Caret Units and received a binding commitment for the purchase of 28,571 Caret Units for $24.0 million to third-party investors. As part of the sale, the Company is obligated to seek to provide a public market listing for the Caret Units, or securities into which they may be exchanged, within two years. If the Company is unable to provide public market liquidity within two years at a value in excess of the new investor’s basis, the investors have the right to cause the Company to redeem their Caret Units at their original purchase price.

Subsequent to December 31,2021, certain subsidiaries of, and entities managed by, iStar entered into a definitive purchase and sale agreement to sell a portfolio of net lease properties owned and managed by such subsidiaries and entities to a third party for an aggregate gross purchase price of approximately $3.07 billion, subject to final purchase price adjustments. As part of the transaction, the buyer intends to sell three of the properties to the Company for $122.0 million and enter into three Ground Leases with the Company. Closing of the transaction is subject to customary closing conditions. The Company expects the transaction to close in the first of quarter 2022; however, there can be no assurance that the transaction will occur in the expected timeframe or at all.

Safehold Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2021

($ in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Acquired	(Years)
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	6,085	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	2,574	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	2,574	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	5,632	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	3,533	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	7,872	2017	30	(3)
Los Angeles, CA	57,936	(2)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Los Angeles, CA	62,764	(2)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Atlanta, GA	—		6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(2)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(2)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Raleigh-Durham, NC	11,940	(2)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(2)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—		8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	(2)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—		5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—		21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(2)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Miami, FL	2,471	(2)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Washington, DC	95,000	(2)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	17,500	(2)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—	—	3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	(2)	2,103	836	—	2,103	836	2,939	73	2019	40
Riverside, CA	—		11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—		19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—		44,883	—	—	44,883	—	44,883	—	2020	N/A
Total	$541,393		$547,739	$193,232	$—	$547,739	$193,232	$740,971	$28,343
(1)	The aggregate cost for Federal income tax purposes was approximately $1.0 billion as of December 31, 2021.
(2)	Pledged as collateral under mortgages.
(3)	These properties have land improvements with depreciable lives from 7 to 12 years.

The following table reconciles real estate for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$752,420	$687,902	$669,923
Acquisitions	—	64,518	17,979
Transfer to net investment in sales-type lease	(11,449)	—	—
Ending balance	$740,971	$752,420	$687,902

The following table reconciles accumulated depreciation for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Beginning balance	$22,314	$16,286	$10,257
Additions	6,029	6,028	6,029
Ending balance	$28,343	$22,314	$16,286

Item 9.   Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the Chief Financial Officer are members of the disclosure committee.

Based upon their evaluation as of December 31, 2021, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2022 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

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
4.3

Indenture, dated as of May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 7, 2021)

4.4

First Supplemental Indenture, dated as of May 7, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 7, 2021)

4.5

Second Supplemental Indenture, dated as of November 18, 2021, among Safehold Operating Partnership LP, as issuer, Safehold Inc., as guarantor, and U.S. Bank, National Association, as trustee, including the form of the Notes and the Guarantee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 18, 2021).

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

10.7

Amended and Restated Registration Rights Agreement, between Safety, Income and Growth, Inc. and iStar Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed January 3, 2019)

10.8

Stockholder’s Agreement, between Safety, Income and Growth, Inc. and SFTY Venture LLC (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.9

Stockholder’s Agreement, between Safety, Income and Growth, Inc. and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.10

Registration Rights Agreement, among Safety, Income and Growth, Inc., SFTY Venture LLC and SFTY VII-B, LLC (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11 (File No. 333-217224), filed May 8, 2017)

10.11

Loan Agreement, dated March 30, 2017, among Barclays Bank PLC, JP Morgan Chase National Association and Bank of America, N.A., the company and the company subsidiaries named therein as borrower (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-11 (File No. 333-217224), filed April 10, 2017)

10.12	Stockholder’s Agreement between iStar and SAFE, dated January 2, 2019 (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed January 3, 2019)
10.13	Caret Performance Incentive Plan (Incorporated by reference to Annex B to our definitive annual proxy statement filed on April 15, 2019.
10.14

First Amendment to Amended and Restated Management Agreement, dated as of January 14, 2020, among Safehold Inc., SFTY Manager LLC, Safehold Operating Partnership LP and iStar Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 15, 2020).

10.15

Second Amendment to Amended and Restated Management Agreement, dated as of February 12, 2020, among Safehold Inc., SFTY Manager LLC, Safehold Operating Partnership LP and iStar Inc. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on February 13, 2021)

10.16

First Amendment to Exclusivity Agreement, dated as of January 14, 2020, between Safehold Inc. and iStar Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 15, 2020).

10.17

First Amendment to Stockholder’s Agreement, dated as of January 14, 2020, between Safehold Inc. and iStar Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 15, 2020).

10.18

Credit Agreement, dated as of March 31, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders, agents and arrangers party thereto and JPMorgan Chase Bank, N.A., Bank of America, N.A., and Goldman Sachs Bank USA, as letter of credit issuers (incorporated by reference to Exhibit 10.1 to our Current Report filed on March 31, 2021).

10.19*

First Amendment to  Credit Agreement, dated as of December 15, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the Existing Lenders

10.20

Safehold Inc. Common Stock ($0.01 par value per share) ATM Equity OfferingSM Sales Agreement dated February 18, 2021 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated February 18, 2021)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 20, 2018)
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP.
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Filed herewith.
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

Safehold Inc. Registrant
Date:	February 15, 2022	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc.
Registrant
Date:	February 15, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	February 15, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2022	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 15, 2022	/s/ DEAN S. ADLER
Dean S. Adler Director

Date:	February 15, 2022	/s/ JESSE HOM
Jesse Hom Director

Date:	February 15, 2022	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 15, 2022	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 15, 2022	/s/ STEFAN M. SELIG
Stefan M. Selig Director