Form 10-Q
period 2022-03-31
Safehold Inc.
filed 2022-04-21
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 19, 2022, there were 61,941,758 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Net investment in sales-type leases	$2,739,924	$2,412,716
Ground Lease receivables	1,017,160	796,252
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(29,850)	(28,343)
Real estate, net	711,121	712,628
Real estate-related intangible assets, net	222,504	224,182
Total real estate, net and real estate-related intangible assets, net	933,625	936,810
Equity investments in Ground Leases	175,119	173,374
Cash and cash equivalents	30,561	29,619
Restricted cash	125,708	8,897
Deferred operating lease income receivable	125,226	117,311
Deferred expenses and other assets, net	39,726	40,747
Total assets	$5,187,049	$4,515,726
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$177,022	$67,592
Real estate-related intangible liabilities, net	65,219	65,429
Debt obligations, net	2,913,481	2,697,503
Total liabilities	3,155,722	2,830,524
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,000	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 61,942 and 56,619 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	619	566
Additional paid-in capital	1,970,443	1,663,324
Retained earnings	73,711	59,368
Accumulated other comprehensive loss	(35,691)	(40,980)
Total Safehold Inc. shareholders' equity	2,009,082	1,682,278
Noncontrolling interests	3,245	2,924
Total equity	2,012,327	1,685,202
Total liabilities, redeemable noncontrolling interests and equity	$5,187,049	$4,515,726
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of March 31, 2022 and December 31, 2021, includes $7.6 million and $6.2 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Interest income from sales-type leases(1)	$43,031	$25,974
Operating lease income	16,966	17,410
Other income	366	123
Total revenues	60,363	43,507
Costs and expenses:
Interest expense	25,321	17,167
Real estate expense	707	598
Depreciation and amortization	2,402	2,385
General and administrative(2)	9,194	6,655
Other expense	108	369
Total costs and expenses	37,732	27,174
Income from operations before other items	22,631	16,333
Loss on early extinguishment of debt	—	(216)
Earnings from equity method investments	2,276	839
Net income	24,907	16,956
Net income attributable to noncontrolling interests	(34)	(48)
Net income attributable to Safehold Inc. common shareholders	$24,873	$16,908

Per common share data:
Net income
Basic	$0.43	$0.32
Diluted	$0.43	$0.32
Weighted average number of common shares:
Basic	58,122	53,232
Diluted	58,123	53,244
(1)	For the three months ended March 31, 2022 and 2021, the Company recorded $2.1 million and $2.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar Inc. (“iStar”).
(2)	For the three months ended March 31, 2022 and 2021, includes $7.9 million and $5.5 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$24,907	$16,956
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	1,033	358
Unrealized gain (loss) on derivatives	4,256	13,290
Other comprehensive income (loss)	5,289	13,648
Comprehensive income	30,196	30,604
Comprehensive income attributable to noncontrolling interests	(34)	(48)
Comprehensive income (loss) attributable to Safehold Inc.	$30,162	$30,556

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	—	—	—	24,873	—	34	24,907
Issuance of common stock, net / amortization	—	53	307,290	—	—	280	307,623
Dividends declared ($0.17 per share)	—	—	—	(10,530)	—	—	(10,530)
Change in accumulated other comprehensive income	—	—	—	—	5,289	—	5,289
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at March 31, 2022	$19,000	$619	$1,970,443	$73,711	$(35,691)	$3,245	$2,012,327

Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	—	16,908	—	48	16,956
Issuance of common stock, net / amortization	—	1	4,476	—	—	143	4,620
Dividends declared ($0.16224 per share)	—	—	—	(8,645)	—	—	(8,645)
Change in accumulated other comprehensive loss	—	—	—	—	13,648	—	13,648
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at March 31, 2021	$—	$533	$1,416,583	$32,208	$(43,813)	$2,361	$1,407,872

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$24,907	$16,956
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,402	2,385
Stock-based compensation expense	282	184
Deferred operating lease income	(7,914)	(8,695)
Non-cash interest income from sales-type leases	(15,848)	(9,490)
Non-cash interest expense	3,058	3,077
Amortization of real estate-related intangibles, net	577	620
Loss on early extinguishment of debt	—	216
Earnings from equity method investments	(2,276)	(839)
Distributions from operations of equity method investments	531	442
Amortization of premium, discount and deferred financing costs on debt obligations, net	1,320	655
Non-cash management fees	4,457	3,472
Other operating activities	1,280	896
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	256	270
Changes in accounts payable, accrued expenses and other liabilities	11,567	(15,005)
Cash flows provided by (used in) operating activities	24,599	(4,856)
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(532,268)	(80,901)
Funding reserves received from Ground Lease tenant	98,064	—
Deposits on Ground Lease investments	—	(4,667)
Other investing activities	(981)	593
Cash flows used in investing activities	(435,185)	(84,975)
Cash flows from financing activities:
Proceeds from issuance of common stock	309,160	1,065
Proceeds from debt obligations	940,000	40,000
Repayments of debt obligations	(720,000)	—
Payments for deferred financing costs	(4,455)	(5,594)
Dividends paid to common shareholders	(9,672)	(8,630)
Payment of offering costs	(4,731)	(218)
Payments for withholding taxes upon vesting of stock-based compensation	(970)	—
Distributions to noncontrolling interests	(11)	(10)
Contributions from noncontrolling interests	18	—
Contributions from redeemable noncontrolling interests	19,000	—
Cash flows provided by financing activities	528,339	26,613
Changes in cash, cash equivalents and restricted cash	117,753	(63,218)
Cash, cash equivalents and restricted cash at beginning of period	38,516	96,467
Cash, cash equivalents and restricted cash at end of period	$156,269	$33,249

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$30,561	$25,034
Restricted cash	125,708	8,215
Total cash and cash equivalents and restricted cash	$156,269	$33,249
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$10,530	$8,645
Accrued finance costs	99	375
Accrued offering costs	545	716

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

The Company intends to target investments in long-term Ground Leases in which: (i) the initial cost of its Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon as if there was no Ground Lease on the land (“Combined Property Value”); (ii) the ratio of property net operating income to the Ground Lease payment due the Company (“Ground Rent Coverage”) is between 2.0x to 4.5x, and for this purpose the Company uses estimates of the stabilized property net operating income if it does not receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market; and (iii) the Ground Lease contains contractual rent escalation clauses or percentage rent that participates in gross revenues generated by the commercial real estate on the land. A Ground Lease lessor (the Company) typically has the right to regain possession of its land and take ownership of the buildings and improvements thereon upon tenant default and the termination of the Ground Lease on account of such default. The Company believes that the Ground Lease structure provides an opportunity for potential value accretion through the reversion to the Company, as the Ground Lease owner, of the buildings and improvements on the land at the expiration or earlier termination of the lease, for no additional consideration from the Company.

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol “SAFE.” The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT (“UPREIT”). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the “Operating Partnership”). As of March 31, 2022, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of March 31, 2022, the total assets of these consolidated VIEs were $69.3 million and total liabilities were $29.8 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of March 31, 2022.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$2,740	$3,107	$2,413	$2,704
Ground Lease receivables(1)	1,017	1,146	796	893
Cash and cash equivalents(2)	31	31	30	30
Restricted cash(2)	126	126	9	9

Liabilities
Debt obligations, net(1)
Level 1	738	661	738	741
Level 3	2,175	2,040	1,960	2,118
Total debt obligations, net	2,913	2,701	2,698	2,859
(1)	The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret Units (refer to Note 11) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which is affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret Units for $5.0 million. As part of the sale, the Company is obligated to seek to provide a public market listing for the Caret Units, or securities into which they may be exchanged, within two years. If the Company is unable to provide public market liquidity within two years at a value in excess of the new investor’s basis, the investors have the right to cause the Company to redeem their Caret Units at their original purchase price.

The Company classifies these redeemable Caret Units in accordance with Accounting Standards Codification (“ASC”) 480: Distinguishing Liabilities from Equity. ASC 480-10-S99-3A requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable Caret Units as “Redeemable noncontrolling interests” in its consolidated balance sheets and consolidated statements of changes in equity. The redeemable noncontrolling interest’s carrying amount is equal to the higher of (i) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss and dividends; or (ii) the redemption value. In the case of the Company’s redeemable Caret Units, the carrying amount equals both the initial carrying amount and the redemption value.

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

(unaudited)

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

Note 4—Net Investment in Sales-type Leases and Ground Lease Receivables

The Company classifies certain of its Ground Leases as sales-type leases and records the leases within “Net investment in sales-type leases” on the Company’s consolidated balance sheets and records interest income in “Interest income from sales-type leases” in the Company’s consolidated statements of operations. In addition, the Company may enter into transactions whereby it acquires land and enters into Ground Leases with the seller. These Ground Leases qualify as sales-type leases and, as such, do not qualify for sale leaseback accounting and are accounted for as financing receivables in accordance with ASC 310 - Receivables and are included in “Ground Lease receivables” on the Company’s consolidated balance sheets. The Company records interest income from Ground Lease receivables in “Interest income from sales-type leases” in the Company’s consolidated statements of operations.

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

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Total undiscounted cash flows	$26,395,478	$23,707,424
Unguaranteed estimated residual value	2,636,521	2,319,761
Present value discount	(26,292,075)	(23,614,469)
Net investment in sales-type leases	$2,739,924	$2,412,716

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2022
Beginning balance	$2,412,716	$796,252	$3,208,968
Origination/acquisition/fundings(1)	315,503	216,765	532,268
Accretion	11,705	4,143	15,848
Ending balance(2)	$2,739,924	$1,017,160	$3,757,084

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Three Months Ended March 31, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Origination/acquisition/fundings(1)	—	80,902	80,902
Accretion	6,503	2,987	9,490
Ending balance	$1,311,840	$661,346	$1,973,186
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of March 31, 2022, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.3%, respectively. As of March 31, 2022, the weighted average remaining life of the Company’s 26 Ground Lease receivables was 99.0 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2022, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2022 (remaining nine months)	$62,899	$1,316	$404	$64,619
2023	86,230	2,229	586	89,045
2024	90,316	2,256	586	93,158
2025	91,969	2,283	586	94,838
2026	93,721	2,311	586	96,618
Thereafter	25,270,745	585,794	100,661	25,957,200
Total undiscounted cash flows	$25,695,880	$596,189	$103,409	$26,395,478

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2022 and 2021, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2022	Leases	Receivables	Total
Cash	$19,825	$7,358	$27,183
Non-cash	11,705	4,143	15,848
Total interest income from sales-type leases	$31,530	$11,501	$43,031

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended March 31, 2021	Leases	Receivables	Total
Cash	$11,114	$5,370	$16,484
Non-cash	6,503	2,987	9,490
Total interest income from sales-type leases	$17,617	$8,357	$25,974

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(29,850)	(28,343)
Total real estate, net	$711,121	$712,628
Real estate-related intangible assets, net	222,504	224,182
Total real estate, net and real estate-related intangible assets, net	$933,625	$936,810

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of March 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,903)	$173,099
In-place lease assets, net(2)	65,102	(16,415)	48,687
Other intangible assets, net	750	(32)	718
Total	$251,854	$(29,350)	$222,504

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,119)	$173,883
In-place lease assets, net(2)	65,102	(15,523)	49,579
Other intangible assets, net	750	(30)	720
Total	$251,854	$(27,672)	$224,182
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The expense from the amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible asset	Location	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$784	$827
In-place lease assets (decrease to income)	Depreciation and amortization	892	875
Other intangible assets (decrease to income)	Operating lease income	2	2

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2022 (remaining nine months)	$5,032
2023	6,696
2024	6,648
2025	6,648
2026	3,739
(1)	As of March 31, 2022, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.2 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of March 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,399)	$65,219

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,189)	$65,429
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Income Statement	For the Three Months Ended March 31,
Intangible liability	Location	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$209	$209

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of March 31, 2022, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2022 (remaining nine months)	$4,034	$12,719	$1,641	$8,263	$267	$26,924
2023	5,378	17,347	2,214	11,018	281	36,238
2024	5,378	17,677	2,248	11,018	51	36,372
2025	5,378	18,004	2,314	11,018	51	36,765
2026	5,378	18,370	2,357	987	51	27,143
Thereafter	407,958	4,326,865	435,496	16,812	77	5,187,208
(1)	During the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City. As of March 31, 2022 and December 31, 2021, the Company’s investment in the Ground Lease was $43.4 million and $42.1 million, respectively. During the three months ended March 31, 2022, the Company recorded $1.4 million in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of March 31, 2022 and December 31, 2021, the Company’s investment in the venture was $131.7 million and $131.3 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded $0.9 million and $0.8 million, respectively, in earnings from equity method investments from the venture.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Operating lease right-of-use asset(1)	$27,155	$27,435
Deferred finance costs, net(2)	7,038	7,875
Other assets	2,996	2,898
Purchase deposits	2,083	2,083
Leasing costs, net	454	456
Deferred expenses and other assets, net	$39,726	$40,747
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $3.0 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Other liabilities(1)	$113,716	$14,998
Interest payable	40,289	31,601
Dividends declared and payable	10,548	9,690
Operating lease liability	5,572	5,605
Management fee payable	4,457	4,271
Accrued expenses(2)	2,440	1,427
Accounts payable, accrued expenses and other liabilities	$177,022	$67,592
(1)	As of March 31, 2022, includes a $98.1 million liability due to a Ground Lease tenant for the development of a life science office property that will be distributed during their development of the property. This amount has been received from the Ground Lease tenant and is included in “Restricted cash” on the Company’s consolidated balance sheet as of March 31, 2022. As of March 31, 2022 and December 31, 2021, other liabilities includes $3.1 million and $1.9 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of March 31, 2022 and December 31, 2021, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	March 31, 2022	December 31, 2021	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	—	3.98%	February 2052
Unsecured Revolver	235,000	490,000	LIBOR plus 1.00%	March 2026
Total unsecured financing	1,460,000	1,240,000
Total debt obligations	2,958,113	2,738,113
Debt premium, discount and deferred financing costs, net	(44,632)	(40,610)
Total debt obligations, net	$2,913,481	$2,697,503
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of March 31, 2022, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.23%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of March 31, 2022, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.67% and 3.21%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of March 31, 2022, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of March 31, 2022, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

In January 2022, the Operating Partnership (as issuer) and the Company (as guarantor), issued $475.0 million aggregate principal amount of privately-placed 3.98% senior notes due February 2052 (the “3.98% Notes”). The Operating Partnership elected to draw these funds in March 2022. The Company may, at its option, prepay at any time all, or from time to time any part of, the 3.98% Notes, in an amount not less than 5% of the aggregate principal amount of the 3.98% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture, for such tranche determined for the prepayment date with respect to such principal amount; provided, that, so long as no default or event of default shall then exist, at any time on or after November 15, 2051, the Company may, at its option, prepay all or any part of the 3.98% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of March 31, 2022, there was $1.1 billion of undrawn capacity on the Unsecured Revolver.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes and 3.98% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes contain a provision whereby it will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into the Operating Partnership’s and/or the Company’s existing or future material credit facilities, including the Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of March 31, 2022, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of March 31, 2022, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2022 (remaining nine months)	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	235,000	235,000
Thereafter(1)	1,498,113	1,225,000	2,723,113
Total principal maturities	1,498,113	1,460,000	2,958,113
Debt premium, discount and deferred financing costs, net	(27,581)	(17,051)	(44,632)
Total debt obligations, net	$1,470,532	$1,442,949	$2,913,481
(1)	As of March 31, 2022, the Company’s weighted average maturity for its secured mortgages was 29.3 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of March 31, 2022, the Company had $310.1 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of March 31, 2022, the Company had an aggregate $402.0 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

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

(unaudited)

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

The Company recognizes derivatives, if any, as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Interest rate hedge assets are recorded in “Deferred expenses and other assets, net” and interest rate hedge liabilities are recorded in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

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

During the three months ended March 31, 2021, the Company terminated its interest rate hedges for $19.9 million. The Company did not have any derivatives outstanding as of March 31, 2022 and December 31, 2021. Over the next 12 months, the Company expects that $4.0 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.

Credit Risk-Related Contingent Features—The Company reports derivative instruments, if any, on a gross basis in its consolidated financial statements. The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021 ($ in thousands):

Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended March 31, 2022
Interest rate swaps	Interest expense	$4,256	$(1,033)
For the Three Months Ended March 31, 2021
Interest rate swaps	Interest expense	$13,290	$(358)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. During the three months ended March 31, 2022, iStar purchased 0.2 million shares of the Company’s common stock for $10.5 million, at an average cost of $66.83 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans”) in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In March 2022, the Company sold 2,000,000 shares of its common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, the Company sold $191.2 million in shares, or 3,240,000 shares, of its common stock to iStar in a private placement. The Company incurred approximately $5.1 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. As of March 31, 2022, iStar owned 64.7% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in January 2019.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through March 31, 2022, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of March 31, 2022, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “Caret Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan were subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns 84% of the Caret Units (refer to Note 3). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and will be recognized over a period of four years. As of March 31, 2022, all stock price hurdles were achieved and each outstanding award is fully vested. In February 2020 and

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, vest over three years upon satisfaction of continuing service conditions. As of March 31, 2022, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.1 million, respectively, in expense from Caret Units and it is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

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

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company’s common stock, which vested in January 2022. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. As of March 31, 2022, an aggregate of 724,500 shares remain available for issuance pursuant to future awards under the Company’s 2017 Equity Incentive Plan.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2022 and 2021, the Company

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

declared cash dividends on its common stock of $10.5 million, or $0.17 per share, and $8.6 million, or $0.16224 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended
	March 31,
	2022	2021
Net income	$24,907	$16,956
Net income attributable to noncontrolling interests	(34)	(48)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$24,873	$16,908

	Three Months Ended
	March 31,
	2022	2021
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$24,873	$16,908
Net income attributable to Safehold Inc. common shareholders - diluted	$24,873	$16,908

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	58,122	53,232
Add: Effect of assumed shares under treasury stock method for restricted stock units	1	12
Weighted average common shares outstanding for diluted earnings per common share	58,123	53,244

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.43	$0.32
Net income attributable to Safehold Inc. common shareholders - diluted	$0.43	$0.32

Note 13—Related Party Transactions

The Company is externally managed by an affiliate of iStar, the Company’s largest shareholder. iStar has been an active real estate investor for over 20 years and has an extensive network for sourcing investments, which includes relationships with brokers, corporate tenants and developers that it has established over its long operating history.

Safehold Inc.

Notes to Consolidated Financial Statements

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

During the three months ended March 31, 2022 and 2021, the Company recorded $4.5 million and $3.5 million, respectively, in management fees to the Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Expense Reimbursements

The Company pays, or reimburses the Manager for, certain of the Company’s operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by the Manager under the management agreement. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the three months ended March 31, 2022 and 2021, the Company was allocated $3.1 million and $1.9 million, respectively, in expenses from the Manager. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

Acquisitions and Commitments

iStar has participated in certain of the Company’s investment transactions, as the Company’s tenant or either as a seller of land or by providing financing to the Company’s Ground Lease tenants. Following is a list of transactions in which the Company and iStar or other persons deemed to be related parties have participated for the periods presented.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

These transactions were approved by the Company’s independent directors in accordance with the Company’s policy with respect to related party transactions.

In March 2022, the Company acquired land for a purchase price of $28.5 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a hotel property. One of the Company’s independent directors has an indirect ownership interest in the entity that is the Ground Lease tenant and controls the company that indirectly manages that entity.

In March 2022, the Company paid iStar $0.3 million to terminate a purchase option that allowed iStar to purchase the land at the expiration of its Ground Lease with the Company. iStar sold the leasehold to a third party in March 2022.

In March 2022, the Company acquired three land properties from iStar for a total purchase price of $122.0 million and simultaneously structured and entered into three Ground Lease’s directly with the Ground Lease tenant.

In February 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a life science office development property. A venture in which iStar owns a noncontrolling equity interest and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling equity interest committed to provide a $130.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid the venture $9.0 million of additional consideration in connection with this investment.

In January 2022, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is a maximum of $36.0 million, plus an amount necessary for iStar to achieve the greater of a 1.05x multiple or a 10% return on its investment.

In December 2021, the Company acquired land for a purchase price of $56.5 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of an existing multifamily property. Prior to the recapitalization, iStar and the Ground Lease tenant owned the property through a venture. As part of the recapitalization, the Ground Lease tenant acquired iStar’s equity interest in the venture and repaid a mezzanine loan iStar had provided to the venture in August 2018.

In November 2021, the Company entered into an agreement pursuant to which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid is $33.3 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple or a 12% return on its investment. In addition, the Ground Lease documents contain future funding obligations to the Ground Lease tenant of approximately $51.8 million of leasehold improvement allowance upon achievement of certain milestones. In December 2021, iStar contributed the Ground Lease to an investment fund it formed that targets the origination and acquisition of Ground Leases for commercial real estate projects that are in a pre-development phase. iStar has a noncontrolling interest in the investment fund and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) has a noncontrolling interest in the investment fund. The terms of the Company’s commitment under the agreement did not change upon iStar’s contribution of the Ground Lease to the investment fund. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the Ground Lease from the investment fund.

In June 2021, the Company acquired from iStar a purchase option agreement for $1.2 million, which amount was equal to the deposit previously made by iStar under such option agreement plus assumption of iStar’s out of pocket costs and expenses in connection with entering into such option agreement. Under the option agreement, the Company has the

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

right to acquire for $215.0 million a property that is under a separate option for the benefit of a third party, whereby such third party has the right to enter into a Ground Lease and develop approximately 1.1 million square feet of office space.

In June 2021, the Company entered into two agreements pursuant to each of which it agreed to acquire land and a related Ground Lease originated by iStar when certain construction related conditions are met by a specified time period. The purchase price to be paid for each is $42.0 million, plus an amount necessary for iStar to achieve the greater of a 1.25x multiple and a 9% return on its investment. In addition, each Ground Lease provides for a leasehold improvement allowance up to a maximum of $83.0 million, which obligation would be assumed by the Company upon acquisition. In January 2022, iStar sold the Ground Leases to an investment fund in which iStar owns a noncontrolling interest and an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling interest. There can be no assurance that the conditions to closing will be satisfied and that the Company will acquire the properties and Ground Leases from the investment fund.

In March 2021, the Company entered into an agreement pursuant to which, subject to certain conditions being met, it agreed to acquire 100% of the limited liability company interests in the owner of a fee estate subject to a Ground Lease on which a multi-family project is currently being constructed. In March 2021, iStar originated a $75.0 million construction loan commitment to the Ground Lease tenant and acquired the Ground Lease for $16.1 million. iStar subsequently sold the loan commitment to an entity in which it has a noncontrolling interest and an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling interest. The Ground Lease documents contained future funding obligations to the Ground Lease tenant of approximately $11.9 million of deferred purchase price and $52.0 million of leasehold improvement allowance upon achievement of certain milestones. Subsequent to the origination, iStar funded approximately $6.0 million of the deferred purchase price to the Ground Lease tenant. The Company’s acquisition of the ground lessor entity closed in September 2021. The total consideration paid was $24.8 million and the Company assumed the obligation for the remaining future funding obligations to the Ground Lease tenant.

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

Exchange of Caret Units

In August 2021, in order to ensure that the interests of the non-management directors are best aligned with the interests of the Company’s common shareholders, each of the non-management directors (or, in the case of two directors, their affiliated trusts to which the Caret Units had been issued) entered into agreements to exchange their Caret Units (refer to Note 11) that were granted at the time of plan adoption into shares of the Company’s common stock. Effective December 1, 2021, each non-management director exchanged 3,750 Caret Units for 2,546 shares of the Company’s common stock. The Company’s board of directors approved the exchanges having considered the report of a leading independent valuation firm.

In February 2022, the Company sold an aggregate of 108,571 Caret Units, 1.08% of the authorized Caret Units, to a group of investors (refer to Note 3). The investor group includes an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors), which made a commitment to purchase 28,571 Caret Units, or 0.29% of the authorized Caret Units, for a purchase price of $5.0 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

We experienced a high level of new investment activity in the fourth quarter 2021 which continued into 2022. More normalized activities have resumed, and the COVID-19 pandemic is not currently materially effecting our new investment activity. We continue to monitor the COVID-19 pandemic on our new investment activity, which could slow because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. If these conditions arise, they will adversely affect our growth prospects while they persist. See the Risk Factors section of our 2021 Annual Report for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

In January 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. In March 2022, the Federal Reserve raised interest rates for the first time since 2018 and it is widely expected the Federal Reserve will continue to raise interest rates for the remainder of 2022. Although our new investment activity has been strong, any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. Many of our Ground Leases have CPI lookbacks to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation.

As of March 31, 2022, the percentage breakdown of the gross book value of our portfolio was 48% office, 34% multi-family, 14% hotels, 4% life science office and <1% other. The COVID-19 pandemic continues to impact our Park Hotels Portfolio, and we received no percentage rent revenues in 2022 in respect of 2021 hotel operating performance.

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

Income Growth: Ground Leases typically provide growing income streams through contractual base rent escalators that may compound over the duration of the lease. These rent escalators may be based on fixed increases, a CPI or a combination thereof, and may also include a participation in the gross revenues of the property. We believe that this growth in the lease rate over time can mitigate the effects of inflation and capture anticipated increases in land values over time, as well as serving as a basis for growing our dividend.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the combined value of the land and buildings and improvements thereon (the “Combined Property Value”) as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See “Risk Factors” in our 2021 Annual Report for a discussion of these tenant rights.

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

The table below shows the current estimated UCA in our owned residual portfolio as of March 31, 2022 and December 31, 2021 ($ in millions):(1)

	March 31, 2022	December 31, 2021
Combined Property Value(2)	$14,706	$12,725
Ground Lease Cost(2)	5,340	4,664
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,366	8,061
(1)	Please review our Current Report on Form 8-K filed on April 21, 2022 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” in our 2021 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $1,507.4 million and $818.3 million related to transactions with remaining unfunded commitments as of March 31, 2022 and December 31, 2021, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $310.1 million and $165.5 million of unfunded commitments as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, our gross book value as a percentage of combined property value was 40%.

We formed a subsidiary called Caret Ventures LLC that is structured to track and capture UCA to the extent UCA is realized upon expiration of our Ground Leases, sales of our land and Ground Leases or certain other specified events. Under a shareholder-approved plan, management was granted up to 15% of Caret Units, some of which remains subject to time-based vesting. In February 2022, we sold 108,571 Caret Units for $19.0 million to third-party investors and received a commitment from an existing shareholder for the purchase of 28,571 Caret Units for $5.0 million (refer to Note 3 to the consolidated financial statements). Those 137,142 Caret Units equal 1.37% of the authorized Caret Units. As part of the sale, we are obligated to seek to provide a public market listing for the Caret Units, or securities into which they may be exchanged, within two years. If we are unable to provide public market liquidity within the two years at a value in excess of the new investors’ basis, the investors have the right to cause us to redeem their Caret Units at their original purchase price.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of March 31, 2022, our estimated portfolio Ground Rent Coverage was 3.7x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2021 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of March 31, 2022 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	6.8%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.9%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	5.6%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	4.3%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	4.0%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.7%
20 Cambridgeside	Life Science Office	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	3.2%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.9%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.7%
Skylark	Multifamily	Larkspur, CA	2121 / 2121	Fixed with Inflation Adjustments	2.5%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of March 31, 2022, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	38%
West	26
Mid Atlantic	15
Southeast	11
Southwest	7
Central	3

% of Gross
Property Type	Book Value
Office	48%
Multifamily	34
Hotel	14
Life Science Office	4
Other	< 1

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of March 31, 2022, we had $310.1 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of March 31, 2022, we had an aggregate $402.0 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended
	March 31,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$43,031	25,974	17,057
Operating lease income	16,966	$17,410	$(444)
Other income	366	123	243
Total revenues	60,363	43,507	16,856
Interest expense	25,321	17,167	8,154
Real estate expense	707	598	109
Depreciation and amortization	2,402	2,385	17
General and administrative	9,194	6,655	2,539
Other expense	108	369	(261)
Total costs and expenses	37,732	27,174	10,558
Loss on early extinguishment of debt	—	(216)	216
Earnings from equity method investments	2,276	839	1,437
Net income	$24,907	$16,956	$7,951

Interest income from sales-type leases increased to $43.0 million for the three months ended March 31, 2022 from $26.0 million for the same period in 2021. The increase was due primarily to the origination of new Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $17.0 million during the three months ended March 31, 2022 from $17.4 million for the same period in 2021. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021, which was partially offset by an increase in percentage rent at one of our properties.

Other income for both the three months ended March 31, 2022 and 2021 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended March 31, 2022 also includes $0.3 million of other ancillary income from our investments.

During the three months ended March 31, 2022 and 2021, we incurred interest expense from our debt obligations of $25.3 million and $17.2 million, respectively. The increase in 2022 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our Unsecured Revolver.

Real estate expense was $0.7 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended March 31, 2022 and 2021, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2022 was primarily the result of an increase in consulting fees and real estate taxes at certain of our properties.

Depreciation and amortization was $2.4 million during both the three months ended March 31, 2022 and 2021 and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, costs of operating as a public company, an allocation of expenses to us from our Manager and stock-based compensation. The following table presents our general and administrative expenses for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Management fees(1)	$4,457	$3,472
Expense reimbursements to the Manager(1)	3,125	1,875
Public company and other costs(2)	1,330	1,124
Stock-based compensation	282	184
Total general and administrative expenses	$9,194	$6,655
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.
(2)	Increase due primarily to an increase in public company filing costs.

During the three months ended March 31, 2022, other expense consists primarily of fees related to our derivative transactions. During the three months ended March 31, 2021, other expense consists primarily of fees related to public company filings.

During the three months ended March 31, 2022, earnings from equity method investments resulted from our $0.9 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6 to the consolidated financial statements) and our $1.4 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the three months ended March 31, 2021, earnings from equity method investments resulted from our pro rata share of income from the 425 Park Avenue venture.

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021 and the first quarter 2022, we issued three tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to February 2052 (the “Notes”).  As evidenced by our Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our investment grade credit ratings will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

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

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of March 31, 2022, we had $248.9 million of aggregate purchase price remaining under our ATM.

In March 2022, we sold 2,000,000 shares of our common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, we sold $191.2 million in shares, or 3,240,000 shares, of our common stock to iStar in a private placement. We incurred approximately $5.1 million of offering costs in connection with these transactions.

As of March 31, 2022, we had $31 million of unrestricted cash and $1.1 billion of undrawn capacity on our Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 8 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments, expense reimbursements to our Manager and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock (refer to Note 13 to the consolidated financial statements). Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

We expect our long-term liquidity requirements to include debt service on our debt obligations (refer to Note 8 to the consolidated financial statements), distributions to our shareholders, working capital, new acquisitions and originations of Ground Lease investments (including in respect of unfunded commitments – refer to Note 9 to the consolidated financial statements), debt maturities, expense reimbursements to our Manager and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock (refer to Note 13 to the consolidated financial statements). Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the Three Months Ended
	March 31,
	2022	2021	Change
Cash flows provided by (used in) operating activities	$24,599	$(4,856)	$29,455
Cash flows used in investing activities	(435,185)	(84,975)	(350,210)
Cash flows provided by financing activities	528,339	26,613	501,726

The increase in cash flows provided by operating activities during 2022 was due primarily to a net decrease in hedge payments of $19.8 million in 2022 as compared to 2021 (refer to Note 10 to the consolidated financial statements) and an increase in rents collected in 2022 from new originations and acquisitions of Ground Leases. The increase in cash flows used in investing activities during 2022 was due to an increase in new originations and acquisitions of Ground Leases. The increase in cash flows provided by financing activities during 2022 was due primarily to the issuance of common stock and the issuance of unsecured debt to fund our growing Ground Lease portfolio.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As of March 31, 2022, the Operating Partnership had issued and outstanding the Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of ours.

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

For a discussion of our critical accounting policies, refer to Note 3 to the consolidated financial statements and our 2021 Annual Report.

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

As of March 31, 2022, we had $2.7 billion principal amount of fixed-rate debt outstanding and $235.0 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease by 10 basis points or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 0.45% as of March 31, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-10 Basis Points	$235
Base Interest Rate	—
+10 Basis Points	(235)
+ 50 Basis Points	(1,175)
+100 Basis Points	(2,350)

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and Chief Financial Officer.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2022.

The following table sets forth information with respect to purchases of our common stock made by iStar during the three months ended March 31, 2022. The purchases were made in open market transactions on an opportunistic basis and not as part of a publicly announced plan. The amounts do not reflect shares of our common stock issued to iStar, in its capacity as our Manager, in lieu of cash management fees.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans
January 1 to January 31	147,653	$67.15	N/A	N/A
February 1 to February 28	9,559	$61.92	N/A	N/A
March 1 to March 31	—	$—	N/A	N/A

Unregistered Sales of Equity Securities

In February 2022, we issued 70,507 shares of our common stock to our Manager as payment for the management fee for the three months ended December 31, 2021. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1

Note Purchase Agreement, dated as of January 27, 2022, by and among Safehold Inc., Safehold Operating Partnership LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2022).

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safehold Inc.
Registrant

Date:	April 21, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	April 21, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Safehold Inc.
Registrant

Date:	April 21, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer