Form 10-Q
period 2022-06-30
Safehold Inc.
filed 2022-08-03
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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

As of August 1, 2022, there were 62,187,433 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Net investment in sales-type leases	$2,911,681	$2,412,716
Ground Lease receivables	1,235,744	796,252
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(31,357)	(28,343)
Real estate, net	709,614	712,628
Real estate-related intangible assets, net	223,304	224,182
Total real estate, net and real estate-related intangible assets, net	932,918	936,810
Equity investments in Ground Leases	176,854	173,374
Cash and cash equivalents	25,002	29,619
Restricted cash	86,623	8,897
Deferred operating lease income receivable	133,123	117,311
Deferred expenses and other assets, net	40,588	40,747
Total assets	$5,542,533	$4,515,726
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$147,775	$67,592
Real estate-related intangible liabilities, net	65,010	65,429
Debt obligations, net	3,273,419	2,697,503
Total liabilities	3,486,204	2,830,524
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,000	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 62,054 and 56,619 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	621	566
Additional paid-in capital	1,975,933	1,663,324
Retained earnings	85,405	59,368
Accumulated other comprehensive loss	(27,950)	(40,980)
Total Safehold Inc. shareholders' equity	2,034,009	1,682,278
Noncontrolling interests	3,320	2,924
Total equity	2,037,329	1,685,202
Total liabilities, redeemable noncontrolling interests and equity	$5,542,533	$4,515,726
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2022 and December 31, 2021, includes $8.6 million and $6.2 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Interest income from sales-type leases(1)	$48,247	$27,126	$91,278	$53,100
Operating lease income	16,452	16,964	33,418	34,374
Other income	185	123	551	246
Total revenues	64,884	44,213	125,247	87,720
Costs and expenses:
Interest expense	30,266	19,160	55,586	36,327
Real estate expense	699	722	1,407	1,319
Depreciation and amortization	2,406	2,385	4,808	4,770
General and administrative(2)	10,458	8,074	19,651	14,729
Other expense	596	21	705	391
Total costs and expenses	44,425	30,362	82,157	57,536
Income from operations before other items	20,459	13,851	43,090	30,184
Loss on early extinguishment of debt	—	—	—	(216)
Earnings from equity method investments	2,252	929	4,528	1,768
Net income	22,711	14,780	47,618	31,736
Net income attributable to noncontrolling interests	(33)	(48)	(67)	(96)
Net income attributable to Safehold Inc. common shareholders	$22,678	$14,732	$47,551	$31,640

Per common share data:
Net income
Basic	$0.37	$0.28	$0.79	$0.59
Diluted	$0.37	$0.28	$0.79	$0.59
Weighted average number of common shares:
Basic	62,011	53,309	60,077	53,271
Diluted	62,011	53,321	60,077	53,283
(1)	For the three months ended June 30, 2021, the Company recorded $2.1 million of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar Inc. (“iStar”). For the six months ended June 30, 2022 and 2021, the Company recorded $2.1 million and $4.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar.
(2)	For the three months ended June 30, 2022 and 2021, includes $9.5 million and $6.6 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation. For the six months ended June 30, 2022 and 2021, includes $17.4 million and $12.1 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$22,711	$14,780	$47,618	$31,736
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	969	764	2,002	1,122
Unrealized gain on derivatives	6,772	—	11,028	13,290
Other comprehensive income (loss)	7,741	764	13,030	14,412
Comprehensive income	30,452	15,544	60,648	46,148
Comprehensive income attributable to noncontrolling interests	(33)	(48)	(67)	(96)
Comprehensive income attributable to Safehold Inc.	$30,419	$15,496	$60,581	$46,052

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at March 31, 2022	$19,000	$619	$1,970,443	$73,711	$(35,691)	$3,245	$2,012,327
Net income	—	—	—	22,678	—	33	22,711
Issuance of common stock, net / amortization	—	2	5,490	—	—	53	5,545
Dividends declared ($0.177 per share)	—	—	—	(10,984)	—	—	(10,984)
Change in accumulated other comprehensive income (loss)	—	—	—	—	7,741	—	7,741
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at June 30, 2022	$19,000	$621	$1,975,933	$85,405	$(27,950)	$3,320	$2,037,329

Balance at March 31, 2021	$—	$533	$1,416,583	$32,208	$(43,813)	$2,361	$1,407,872
Net income	—	—	—	14,732	—	48	14,780
Issuance of common stock, net / amortization	—	—	4,602	—	—	56	4,658
Dividends declared ($0.17 per share)	—	—	—	(9,070)	—	—	(9,070)
Change in accumulated other comprehensive income (loss)	—	—	—	—	764	—	764
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at June 30, 2021	$—	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	—	—	—	47,551	—	67	47,618
Issuance of common stock, net / amortization	—	55	312,780	—	—	333	313,168
Dividends declared ($0.347 per share)	—	—	—	(21,514)	—	—	(21,514)
Change in accumulated other comprehensive income (loss)	—	—	—	—	13,030	—	13,030
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	(22)	(22)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at June 30, 2022	$19,000	$621	$1,975,933	$85,405	$(27,950)	$3,320	$2,037,329

Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	—	31,640	—	96	31,736
Issuance of common stock, net / amortization	—	1	9,078	—	—	199	9,278
Dividends declared ($0.33224 per share)	—	—	—	(17,715)	—	—	(17,715)
Change in accumulated other comprehensive income (loss)	—	—	—	—	14,412	—	14,412
Distributions to noncontrolling interests	—	—	—	—	—	(21)	(21)
Balance at June 30, 2021	$—	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$47,618	$31,736
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,808	4,770
Stock-based compensation expense	1,465	1,399
Deferred operating lease income	(15,812)	(17,369)
Non-cash interest income from sales-type leases	(33,659)	(19,477)
Non-cash interest expense	5,977	6,039
Amortization of real estate-related intangibles, net	1,152	1,242
Loss on early extinguishment of debt	—	216
Earnings from equity method investments	(4,528)	(1,768)
Distributions from operations of equity method investments	1,051	865
Amortization of premium, discount and deferred financing costs on debt obligations, net	2,676	1,596
Non-cash management fees	9,666	6,996
Other operating activities	2,496	1,906
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	263	847
Changes in accounts payable, accrued expenses and other liabilities	23,492	(17,909)
Cash flows provided by operating activities	46,665	1,089
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(907,281)	(210,580)
Contributions to equity method investments	(2)	(39,283)
Funding reserves received from Ground Lease tenant net of disbursements	58,768	—
Deposits on Ground Lease investments	(2,250)	(2,667)
Other investing activities	72	1,617
Cash flows used in investing activities	(850,693)	(250,913)
Cash flows from financing activities:
Proceeds from issuance of common stock	309,160	1,065
Proceeds from debt obligations	1,460,000	536,508
Repayments of debt obligations	(880,000)	(320,000)
Payments for deferred financing costs	(5,034)	(8,933)
Dividends paid to common shareholders	(20,200)	(17,270)
Payment of offering costs	(4,815)	(259)
Payments for withholding taxes upon vesting of stock-based compensation	(970)	—
Distributions to noncontrolling interests	(22)	(21)
Contributions from noncontrolling interests	18	—
Contributions from redeemable noncontrolling interests	19,000	—
Cash flows provided by financing activities	877,137	191,090
Changes in cash, cash equivalents and restricted cash	73,109	(58,734)
Cash, cash equivalents and restricted cash at beginning of period	38,516	96,467
Cash, cash equivalents and restricted cash at end of period	$111,625	$37,733

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$25,002	$33,949
Restricted cash	86,623	3,784
Total cash and cash equivalents and restricted cash	$111,625	$37,733
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$10,984	$9,118
Accrued finance costs	76	749
Accrued offering costs	536	551

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol “SAFE.” The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT (“UPREIT”). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the “Operating Partnership”). As of June 30, 2022, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of June 30, 2022, the total assets of these consolidated VIEs were $70.0 million and total liabilities were $29.8 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of June 30, 2022.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$2,912	$2,941	$2,413	$2,704
Ground Lease receivables(1)	1,236	1,224	796	893
Cash and cash equivalents(2)	25	25	30	30
Restricted cash(2)	87	87	9	9

Liabilities
Debt obligations, net(1)
Level 1	737	607	738	741
Level 3	2,536	2,149	1,960	2,118
Total debt obligations, net	3,273	2,756	2,698	2,859
(1)	The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

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

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Total undiscounted cash flows	$27,502,868	$23,707,424
Unguaranteed estimated residual value	2,771,772	2,319,761
Present value discount	(27,362,959)	(23,614,469)
Net investment in sales-type leases	$2,911,681	$2,412,716

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2022
Beginning balance	$2,412,716	$796,252	$3,208,968
Origination/acquisition/fundings(1)	474,281	430,517	904,798
Accretion	24,684	8,975	33,659
Ending balance(2)	$2,911,681	$1,235,744	$4,147,425

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Six Months Ended June 30, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Origination/acquisition/fundings(1)	113,871	95,985	209,856
Accretion	13,273	6,204	19,477
Ending balance	$1,432,481	$679,646	$2,112,127
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of June 30, 2022, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.4%, respectively. As of June 30, 2022, the weighted average remaining life of the Company’s 29 Ground Lease receivables was 98.9 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2022, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2022 (remaining six months)	$44,510	$879	$270	$45,659
2023	90,817	2,229	586	93,632
2024	94,898	2,256	586	97,740
2025	96,756	2,283	586	99,625
2026	98,604	2,311	586	101,501
Thereafter	26,378,256	585,794	100,661	27,064,711
Total undiscounted cash flows	$26,803,841	$595,752	$103,275	$27,502,868

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and six months ended June 30, 2022 and 2021, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2022	Leases	Receivables	Total
Cash	$21,935	$8,501	$30,436
Non-cash	12,979	4,832	17,811
Total interest income from sales-type leases	$34,914	$13,333	$48,247

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended June 30, 2021	Leases	Receivables	Total
Cash	$11,466	$5,672	$17,138
Non-cash	6,771	3,217	9,988
Total interest income from sales-type leases	$18,237	$8,889	$27,126

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2022	Leases	Receivables	Total
Cash	$41,761	$15,858	$57,619
Non-cash	24,684	8,975	33,659
Total interest income from sales-type leases	$66,445	$24,833	$91,278

	Net Investment	Ground
	in Sales-type	Lease
Six Months Ended June 30, 2021	Leases	Receivables	Total
Cash	$22,581	$11,042	$33,623
Non-cash	13,273	6,204	19,477
Total interest income from sales-type leases	$35,854	$17,246	$53,100

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	June 30, 2022	December 31, 2021
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(31,357)	(28,343)
Total real estate, net	$709,614	$712,628
Real estate-related intangible assets, net	223,304	224,182
Total real estate, net and real estate-related intangible assets, net	$932,918	$936,810

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of June 30, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(13,687)	$172,315
In-place lease assets, net(2)	67,584	(17,312)	50,272
Other intangible assets, net	750	(33)	717
Total	$254,336	$(31,032)	$223,304

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,119)	$173,883
In-place lease assets, net(2)	65,102	(15,523)	49,579
Other intangible assets, net	750	(30)	720
Total	$251,854	$(27,672)	$224,182
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The expense from the amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible asset	Location	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$784	$829
In-place lease assets (decrease to income)	Depreciation and amortization	897	876
Other intangible assets (decrease to income)	Operating lease income	2	2

	Income Statement	For the Six Months Ended June 30,
Intangible asset	Location	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$1,567	$1,657
In-place lease assets (decrease to income)	Depreciation and amortization	1,789	1,752
Other intangible assets (decrease to income)	Operating lease income	4	4

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2022 (remaining six months)	$3,370
2023	6,724
2024	6,676
2025	6,676
2026	3,767
(1)	As of June 30, 2022, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.4 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of June 30, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,608)	$65,010

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,189)	$65,429
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Income Statement	For the Three Months Ended June 30,
Intangible liability	Location	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$209	$209

	Income Statement	For the Six Months Ended June 30,
Intangible liability	Location	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$419	$419

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of June 30, 2022, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2022 (remaining six months)	$2,789	$8,494	$1,096	$5,509	$179	$18,067
2023	5,578	17,347	2,214	11,018	281	36,438
2024	5,578	17,677	2,248	11,018	51	36,572
2025	5,578	18,004	2,314	11,018	51	36,965
2026	5,578	18,370	2,357	987	51	27,343
Thereafter	423,391	4,326,865	435,496	16,812	77	5,202,641
(1)	During the three months ended June 30, 2022 and 2021, the Company recognized $0.2 million and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recognized $0.9 million and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City. As of June 30, 2022 and December 31, 2021, the Company’s investment in the Ground Lease was $44.7 million and $42.1 million, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded $1.4 million and $0.1 million, respectively, in earnings from equity method investments from the Ground Lease. During the six months ended June 30, 2022 and 2021, the Company recorded $2.8 million and $0.1 million, respectively, in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of June 30, 2022 and December 31, 2021, the Company’s investment in the venture was $132.2 million and $131.3 million, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded $0.8 million and $0.8 million, respectively, in earnings from equity method investments from the venture. During the six months ended June 30, 2022 and 2021, the Company recorded $1.7 million and $1.7 million, respectively, in earnings from equity method investments from the venture.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2022	December 31, 2021
Operating lease right-of-use asset(1)	$26,875	$27,435
Deferred finance costs, net(2)	6,162	7,875
Other assets	2,766	2,898
Purchase deposits	4,333	2,083
Leasing costs, net	452	456
Deferred expenses and other assets, net	$40,588	$40,747
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended June 30, 2022 and 2021, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. During both the six months ended June 30, 2022 and 2021, the Company recognized $0.2 million in “Real estate expense” and $0.2 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $3.9 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2022	December 31, 2021
Other liabilities(1)	$76,149	$14,998
Interest payable	47,852	31,601
Dividends declared and payable	11,003	9,690
Operating lease liability	5,539	5,605
Management fee payable	5,209	4,271
Accrued expenses(2)	2,023	1,427
Accounts payable, accrued expenses and other liabilities	$147,775	$67,592
(1)	As of June 30, 2022, includes a $58.8 million liability due to a Ground Lease tenant for the development of a life science property that will be distributed during their development of the property. This amount has been received from the Ground Lease tenant and is included in “Restricted cash” on the Company’s consolidated balance sheet as of June 30, 2022. As of June 30, 2022 and December 31, 2021, other liabilities includes $3.3 million and $1.9 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of June 30, 2022 and December 31, 2021, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	June 30, 2022	December 31, 2021	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	—	3.98%	February 2052
5.15% senior notes	150,000	—	5.15%	May 2052
Unsecured Revolver	445,000	490,000	LIBOR plus 1.00%	March 2026
Total unsecured financing	1,820,000	1,240,000
Total debt obligations	3,318,113	2,738,113
Debt premium, discount and deferred financing costs, net	(44,694)	(40,610)
Total debt obligations, net	$3,273,419	$2,697,503
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of June 30, 2022, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.25%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of June 30, 2022, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.74% and 3.18%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of June 30, 2022, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of June 30, 2022, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In May 2022, the Operating Partnership (as issuer) and the Company (as guarantor), issued $150.0 million aggregate principal amount of privately-placed 5.15% senior notes due May 2052 (the “5.15% Notes”).  The structure of the 5.15% Notes features a stairstep coupon rate in which the Company will pay cash interest at a rate of 2.50% in years 1 through 10, 3.75% in years 11 through 20, and 5.15% in years 21 through 30. The difference between the 5.15% stated rate and the cash interest rate will accrue in each semi-annual payment period and be paid in kind by adding such accrued interest to the outstanding principal balance, to be repaid at maturity in May 2052. The Company may, at its option, prepay at any time all, or from time to time any part of, the 5.15% Notes, in an amount not less than 5% of the aggregate principal amount of the 5.15% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture; provided, that, so long as no default or event of default shall then exist, at any time on or after February 13, 2052, the Company may, at its option, prepay all or any part of the 5.15% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of June 30, 2022, there was $0.9 billion of undrawn capacity on the Unsecured Revolver.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into the Operating Partnership’s and/or the Company’s

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

existing or future material credit facilities, including the Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of June 30, 2022, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of June 30, 2022, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2022 (remaining six months)	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	445,000	445,000
Thereafter(1)	1,498,113	1,375,000	2,873,113
Total principal maturities	1,498,113	1,820,000	3,318,113
Debt premium, discount and deferred financing costs, net	(27,417)	(17,277)	(44,694)
Total debt obligations, net	$1,470,696	$1,802,723	$3,273,419
(1)	As of June 30, 2022, the Company’s weighted average maturity for its secured mortgages was 29.0 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of June 30, 2022, the Company had $316.5 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of June 30, 2022, the Company had an aggregate $436.7 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

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

During the six months ended June 30, 2021, the Company terminated its interest rate hedges for $19.9 million. The Company did not have any derivatives outstanding as of June 30, 2022 and December 31, 2021. Over the next 12 months, the Company expects that $3.8 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended June 30, 2022
Interest rate swaps	Interest expense	$6,772	$(969)
For the Three Months Ended June 30, 2021
Interest rate swaps	Interest expense	$—	$(764)
For the Six Months Ended June 30, 2022
Interest rate swaps	Interest expense	$11,028	$(2,002)
For the Six Months Ended June 30, 2021
Interest rate swaps	Interest expense	$13,290	$(1,122)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. During the six months ended June 30, 2022, iStar purchased 0.2 million shares of the Company’s common stock for $10.5 million, at an average cost of $66.83 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans”) in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In March 2022, the Company sold 2,000,000 shares of its common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, the Company sold $191.2 million in shares, or 3,240,000 shares, of its common stock to iStar in a private placement. The Company incurred approximately $5.1 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. As of June 30, 2022, iStar owned 64.7% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in January 2019.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through June 30, 2022, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of June 30, 2022, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “Caret Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan were subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns 84% of the Caret Units (refer to Note 3). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and will be recognized over a period of four years. As of June 30, 2022, all stock price hurdles were achieved and each outstanding award is fully vested. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, vest over three years upon satisfaction of continuing service conditions. As of June 30, 2022, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.2 million, respectively, in expense from Caret Units and it is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

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

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2022, the Company issued 26,000 fully-vested shares with a fair value of $1.1 million, or $43.51 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company’s common stock, which vested in January 2022. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. As of June 30, 2022, an aggregate of 698,500 shares remain available for issuance pursuant to future awards under the Company’s 2017 Equity Incentive Plan.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the six months ended June 30, 2022 and 2021, the Company declared cash dividends on its common stock of $21.5 million, or $0.347 per share, and $17.7 million, or $0.33224 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$22,711	$14,780	$47,618	$31,736
Net income attributable to noncontrolling interests	(33)	(48)	(67)	(96)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$22,678	$14,732	$47,551	$31,640

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$22,678	$14,732	$47,551	$31,640
Net income attributable to Safehold Inc. common shareholders - diluted	$22,678	$14,732	$47,551	$31,640

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	62,011	53,309	60,077	53,271
Add: Effect of assumed shares under treasury stock method for restricted stock units	—	12	—	12
Weighted average common shares outstanding for diluted earnings per common share	62,011	53,321	60,077	53,283

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$0.37	$0.28	$0.79	$0.59
Net income attributable to Safehold Inc. common shareholders - diluted	$0.37	$0.28	$0.79	$0.59

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

During the three months ended June 30, 2022 and 2021, the Company recorded $5.2 million and $3.5 million, respectively, in management fees to the Manager. During the six months ended June 30, 2022 and 2021, the Company recorded $9.7 million and $7.0 million, respectively, in management fees to the Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

During the three months ended June 30, 2022 and 2021, the Company was allocated $3.1 million and $1.9 million, respectively, in expenses from the Manager. During the six months ended June 30, 2022 and 2021, the Company was allocated $6.2 million and $3.8 million, respectively, in expenses from the Manager. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

In June 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a mixed-use property. The Company also committed to provide an additional $35.0 million to the Ground Lease tenant if certain construction and leasing milestones are met. A venture in which iStar owns a noncontrolling equity interest and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling equity interest committed to provide a $105.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid the venture $5.0 million of additional consideration in connection with this investment.

In April 2022, the Company acquired an existing Ground Lease from iStar for $9.0 million.

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

In February 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant’s recapitalization of a life science development property. A venture in which iStar owns a noncontrolling equity interest and an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) owns a noncontrolling equity interest committed to provide a $130.0 million loan to the Company’s Ground Lease tenant for the recapitalization of the leasehold. The Company paid the venture $9.0 million of additional consideration in connection with this investment.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

In February 2022, the Company sold an aggregate of 108,571 Caret Units, 1.08% of the authorized Caret Units, to a group of investors (refer to Note 3). The investor group includes an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors), which made a commitment to purchase 28,571 Caret Units, or 0.29% of the authorized Caret Units, for a purchase price of $5.0 million. As part of the sale, the Company is obligated to seek to provide a public market listing for the Caret Units or securities into which they may be exchanged, within two years. If the Company is unable to provide public market liquidity within two years at a value in excess of the new investor’s basis, the investors have the right to cause the Company to redeem their Caret Units at their original purchase price.

Note 14—Subsequent Events

In July 2022, the Company acquired a Ground Lease from iStar for $36.4 million inclusive of closing costs.

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

Executive Overview

Many of our Ground Leases have CPI lookbacks to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In January 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. In March 2022, the Federal Reserve raised interest rates for the first time since 2018 and then raised interest rates again in May 2022 and June 2022. The rate increase in June 2022 was the largest increase in 28 years. It is widely expected the Federal Reserve will continue to raise interest rates for the remainder of 2022 and into 2023. Although our new investment activity has been strong, any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.

We experienced a high level of new investment activity in the fourth quarter 2021 which continued into 2022. The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. If these conditions arise, they will adversely affect our growth prospects while they persist. See the Risk Factors section of our 2021 Annual Report for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

As of June 30, 2022, the percentage breakdown of the gross book value of our portfolio was 46% office, 33% multi-family, 13% hotels, 5% life science and 3% mixed use and other. The COVID-19 pandemic continues to impact our Park Hotels Portfolio, and we received no percentage rent revenues in 2022 in respect of 2021 hotel operating performance.

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

Opportunity for Capital Appreciation: The opportunity for capital appreciation comes in two forms. First, as the ground rent grows over time, the value of the Ground Lease should grow under market conditions in which capitalization rates remain flat. Second, our residual right to regain possession of the land underlying the Ground Lease and take title to the buildings and other improvements thereon at lease expiration or earlier termination of the lease for no additional consideration creates additional potential value to our shareholders.

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

The table below shows the current estimated UCA in our owned residual portfolio as of June 30, 2022 and December 31, 2021 ($ in millions):(1)

	June 30, 2022	December 31, 2021
Combined Property Value(2)	$15,630	$12,725
Ground Lease Cost(2)	5,722	4,664
Unrealized Capital Appreciation in Our Owned Residual Portfolio	9,908	8,061
(1)	Please review our Current Report on Form 8-K filed on July 21, 2022 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” in our 2021 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $1,620.2 million and $818.3 million related to transactions with remaining unfunded commitments as of June 30, 2022 and December 31, 2021, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $316.5 million and $165.5 million of unfunded commitments as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, our gross book value as a percentage of combined property value was 40%.

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of June 30, 2022, our estimated portfolio Ground Rent Coverage was 3.8x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2021 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of June 30, 2022 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	6.4%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.5%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	5.2%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	4.0%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.8%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.4%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	3.0%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.7%
100 Cambridgeside	Mixed Use	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.5%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.5%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of June 30, 2022, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	40%
West	25
Mid Atlantic	15
Southeast	11
Southwest	6
Central	3

% of Gross
Property Type	Book Value
Office	46%
Multifamily	33
Hotel	13
Life Science	5
Mixed Use and other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of June 30, 2022, we had $316.5 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of June 30, 2022, we had an aggregate $436.7 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Results of Operations for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	For the Three Months Ended
	June 30,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$48,247	$27,126	$21,121
Operating lease income	16,452	16,964	(512)
Other income	185	123	62
Total revenues	64,884	44,213	20,671
Interest expense	30,266	19,160	11,106
Real estate expense	699	722	(23)
Depreciation and amortization	2,406	2,385	21
General and administrative	10,458	8,074	2,384
Other expense	596	21	575
Total costs and expenses	44,425	30,362	14,063
Earnings from equity method investments	2,252	929	1,323
Net income	$22,711	$14,780	$7,931

Interest income from sales-type leases increased to $48.2 million for the three months ended June 30, 2022 from $27.1 million for the same period in 2021. The increase was due primarily to the origination of new Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $16.5 million during the three months ended June 30, 2022 from $17.0 million for the same period in 2021. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 4 to the consolidated financial statements), which was partially offset by an increase in percentage rent at one of our properties.

Other income for both the three months ended June 30, 2022 and 2021 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended June 30, 2022 also includes $0.1 million of other ancillary income from our investments.

During the three months ended June 30, 2022 and 2021, we incurred interest expense from our debt obligations of $30.3 million and $19.2 million, respectively. The increase in 2022 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our Unsecured Revolver.

Real estate expense was $0.7 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended June 30, 2022 and 2021, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $2.4 million during both the three months ended June 30, 2022 and 2021 and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the three months ended June 30, 2022 and 2021 ($ in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Management fees(1)	$5,209	$3,524
Expense reimbursements to the Manager(1)	3,125	1,875
Public company and other costs	940	1,460
Stock-based compensation	1,184	1,215
Total general and administrative expenses	$10,458	$8,074
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the three months ended June 30, 2022, other expense consists primarily of legal costs, fees related to our derivative transactions, unsuccessful pursuit costs and state margin taxes. During the three months ended June 30, 2021, other expense consists primarily of fees related to unsuccessful pursuit costs and fees related to our derivative transactions.

During the three months ended June 30, 2022, earnings from equity method investments resulted from our $0.8 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6 to the consolidated financial statements) and our $1.4 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the three months ended June 30, 2021, earnings from equity method investments resulted from our $0.8 million pro rata share of income from the 425 Park Avenue venture and our $0.1 million pro rata share of income from the equity interest we acquired in June 2021.

Results of Operations for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	For the Six Months Ended
	June 30,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$91,278	$53,100	$38,178
Operating lease income	33,418	34,374	(956)
Other income	551	246	305
Total revenues	125,247	87,720	37,527
Interest expense	55,586	36,327	19,259
Real estate expense	1,407	1,319	88
Depreciation and amortization	4,808	4,770	38
General and administrative	19,651	14,729	4,922
Other expense	705	391	314
Total costs and expenses	82,157	57,536	24,621
Loss on early extinguishment of debt	—	(216)	216
Earnings from equity method investments	4,528	1,768	2,760
Net income	$47,618	$31,736	$15,882

Interest income from sales-type leases increased to $91.3 million for the six months ended June 30, 2022 from $53.1 million for the same period in 2021. The increase was due primarily to the origination of new Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $33.4 million during the six months ended June 30, 2022 from $34.4 million for the same period in 2021. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 4 to the consolidated financial statements), which was partially offset by an increase in percentage rent at one of our properties.

Other income for both the six months ended June 30, 2022 and 2021 includes $0.2 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the six months ended June 30, 2022 also includes $0.3 million of other ancillary income from our investments.

During the six months ended June 30, 2022 and 2021, we incurred interest expense from our debt obligations of $55.6 million and $36.3 million, respectively. The increase in 2022 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our Unsecured Revolver.

Real estate expense was $1.4 million and $1.3 million during the six months ended June 30, 2022 and 2021, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the six months ended June 30, 2022 and 2021, we also recorded $0.2 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2022 was primarily the result of an increase in consulting fees and real estate taxes at certain of our properties.

Depreciation and amortization was $4.8 million during both the six months ended June 30, 2022 and 2021 and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the six months ended June 30, 2022 and 2021 ($ in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Management fees(1)	$9,666	$6,996
Expense reimbursements to the Manager(1)	6,250	3,750
Public company and other costs	2,270	2,584
Stock-based compensation	1,465	1,399
Total general and administrative expenses	$19,651	$14,729
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the six months ended June 30, 2022, other expense consists primarily of legal costs, unsuccessful pursuit costs and fees related to our derivative transactions. During the six months ended June 30, 2021, other expense consists primarily of fees related to public company filings, unsuccessful pursuit costs and fees related to our derivative transactions.

During the six months ended June 30, 2022, earnings from equity method investments resulted from our $1.7 million pro rata share of income from the 425 Park Avenue venture and our $2.8 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the six months ended June 30, 2021, earnings from equity method investments resulted from our $1.7 million pro rata share of income from the 425 Park Avenue venture and our $0.1 million pro rata share of income from the equity interest we acquired in June 2021.

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 8 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics. As evidenced by our Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our investment grade credit ratings will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

Our Unsecured Revolver replaced our secured revolving credit facility in the first quarter 2021. With its increased size of total capacity of $1.35 billion and reduced cost, our Unsecured Revolver allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform. We also believe our Unsecured Revolver marked a strong first step towards our goal of unlocking opportunities from the unsecured capital markets to deliver lower cost, more efficient capital to our customers.

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of June 30, 2022, we had $248.9 million of aggregate purchase price remaining under our ATM.

In March 2022, we sold 2,000,000 shares of our common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, we sold $191.2 million in shares, or 3,240,000 shares, of our common stock to iStar in a private placement. We incurred approximately $5.1 million of offering costs in connection with these transactions.

As of June 30, 2022, we had $25 million of unrestricted cash and $0.9 billion of undrawn capacity on our Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 ($ in thousands):

	For the Six Months Ended
	June 30,
	2022	2021	Change
Cash flows provided by operating activities	$46,665	$1,089	$45,576
Cash flows used in investing activities	(850,693)	(250,913)	(599,780)
Cash flows provided by financing activities	877,137	191,090	686,047

The increase in cash flows provided by operating activities during 2022 was due primarily to a net positive change in cash flows from hedges that resulted from us receiving $11.0 million from our hedges in 2022 versus payments on hedges of $19.9 million in 2021 (refer to Note 10 to the consolidated financial statements) and an increase in rents collected in 2022 from new originations and acquisitions of Ground Leases. The increase in cash flows used in investing activities during 2022 was due to an increase in new originations and acquisitions of Ground Leases. The increase in cash flows provided by financing activities during 2022 was due primarily to the issuance of common stock and the issuance of unsecured debt to fund our growing Ground Lease portfolio.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As of June 30, 2022, the Operating Partnership had issued and outstanding the Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of ours.

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

As of June 30, 2022, we had $2.9 billion principal amount of fixed-rate debt outstanding and $445.0 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 1.79% as of June 30, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$4,450
-50 Basis Points	2,225
-10 Basis Points	445
Base Interest Rate	—
+10 Basis Points	(445)
+50 Basis Points	(2,225)
+100 Basis Points	(4,450)

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

There have been no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2022.

Unregistered Sales of Equity Securities

In April 2022, we issued 86,548 shares of our common stock to our Manager as payment for the management fee for the three months ended March 31, 2022. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	August 3, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	August 3, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Safehold Inc.
Registrant

Date:	August 3, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer