Form 10-Q
period 2022-09-30
Safehold Inc.
filed 2022-11-02
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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

As of October 28, 2022, there were 62,187,433 shares, $0.01 par value per share, of Safehold Inc. common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Net investment in sales-type leases	$3,066,113	$2,412,716
Ground Lease receivables	1,326,632	796,252
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(32,864)	(28,343)
Real estate, net	708,107	712,628
Real estate-related intangible assets, net	219,469	224,182
Total real estate, net and real estate-related intangible assets, net	927,576	936,810
Equity investments in Ground Leases	178,643	173,374
Cash and cash equivalents	35,574	29,619
Restricted cash	58,001	8,897
Deferred operating lease income receivable	141,005	117,311
Deferred expenses and other assets, net	58,330	40,747
Total assets	$5,791,874	$4,515,726
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$122,662	$67,592
Real estate-related intangible liabilities, net	64,800	65,429
Debt obligations, net	3,458,905	2,697,503
Total liabilities	3,646,367	2,830,524
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,658	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 62,187 and 56,619 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	622	566
Additional paid-in capital	1,981,155	1,663,324
Retained earnings	140,475	59,368
Accumulated other comprehensive loss	(8,420)	(40,980)
Total Safehold Inc. shareholders' equity	2,113,832	1,682,278
Noncontrolling interests	12,017	2,924
Total equity	2,125,849	1,685,202
Total liabilities, redeemable noncontrolling interests and equity	$5,791,874	$4,515,726
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2022 and December 31, 2021, includes $8.9 million and $6.2 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Interest income from sales-type leases(1)	$54,736	$30,145	$146,014	$83,244
Operating lease income	16,507	16,992	49,925	51,367
Other income	453	144	1,004	390
Total revenues	71,696	47,281	196,943	135,001
Costs and expenses:
Interest expense	35,463	20,932	91,050	57,259
Real estate expense	866	719	2,272	2,038
Depreciation and amortization	2,407	2,390	7,215	7,160
General and administrative(2)	9,551	6,658	29,203	21,388
Other expense	6,073	350	6,777	740
Total costs and expenses	54,360	31,049	136,517	88,585
Gain on sale of net investment in lease	55,811	—	55,811	—
Income from operations before other items	73,147	16,232	116,237	46,416
Loss on early extinguishment of debt	—	—	—	(216)
Earnings from equity method investments	2,244	2,244	6,772	4,012
Selling profit from sales-type leases	—	1,833	—	1,833
Net income	75,391	20,309	123,009	52,045
Net income attributable to noncontrolling interests	(9,314)	(105)	(9,381)	(201)
Net income attributable to Safehold Inc. common shareholders	$66,077	$20,204	$113,628	$51,844

Per common share data:
Net income
Basic	$1.06	$0.38	$1.87	$0.97
Diluted	$1.06	$0.38	$1.87	$0.97
Weighted average number of common shares:
Basic	62,150	53,498	60,776	53,347
Diluted	62,150	53,511	60,776	53,359
(1)	For the three months ended September 30, 2021, the Company recorded $2.1 million of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar Inc. (“iStar”). For the nine months ended September 30, 2022 and 2021, the Company recorded $2.1 million and $6.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar.
(2)	For the three months ended September 30, 2022 and 2021, includes $8.5 million and $5.6 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation. For the nine months ended September 30, 2022 and 2021, includes $25.8 million and $17.8 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$75,391	$20,309	$123,009	$52,045
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	943	1,034	2,945	2,156
Unrealized gain on derivatives	18,587	—	29,615	13,290
Other comprehensive income (loss)	19,530	1,034	32,560	15,446
Comprehensive income	94,921	21,343	155,569	67,491
Comprehensive income attributable to noncontrolling interests	(9,314)	(105)	(9,381)	(201)
Comprehensive income attributable to Safehold Inc.	$85,607	$21,238	$146,188	$67,290

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at June 30, 2022	$19,000	$621	$1,975,933	$85,405	$(27,950)	$3,320	$2,037,329
Net income	658	—	—	66,077	—	8,656	74,733
Issuance of common stock, net / amortization	—	1	5,222	—	—	52	5,275
Dividends declared ($0.177 per share)	—	—	—	(11,007)	—	—	(11,007)
Change in accumulated other comprehensive income (loss)	—	—	—	—	19,530	—	19,530
Distributions to noncontrolling interests	—	—	—	—	—	(11)	(11)
Balance at September 30, 2022	$19,658	$622	$1,981,155	$140,475	$(8,420)	$12,017	$2,125,849

Balance at June 30, 2021	$—	$533	$1,421,185	$37,870	$(43,049)	$2,454	$1,418,993
Net income	—	—	—	20,204	—	105	20,309
Issuance of common stock, net / amortization	—	33	237,787	—	—	132	237,952
Dividends declared ($0.17 per share)	—	—	—	(9,619)	—	—	(9,619)
Change in accumulated other comprehensive income (loss)	—	—	—	—	1,034	—	1,034
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Balance at September 30, 2021	$—	$566	$1,658,972	$48,455	$(42,015)	$2,679	$1,668,657

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings	Other
	Noncontrolling	Stock at	Paid-In	(Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	658	—	—	113,628	—	8,723	122,351
Issuance of common stock, net / amortization	—	56	318,002	—	—	385	318,443
Dividends declared ($0.524 per share)	—	—	—	(32,521)	—	—	(32,521)
Change in accumulated other comprehensive income (loss)	—	—	—	—	32,560	—	32,560
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at September 30, 2022	$19,658	$622	$1,981,155	$140,475	$(8,420)	$12,017	$2,125,849

Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	—	51,844	—	201	52,045
Issuance of common stock, net / amortization	—	34	246,865	—	—	331	247,230
Dividends declared ($0.50224 per share)	—	—	—	(27,334)	—	—	(27,334)
Change in accumulated other comprehensive income (loss)	—	—	—	—	15,446	—	15,446
Distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Balance at September 30, 2021	$—	$566	$1,658,972	$48,455	$(42,015)	$2,679	$1,668,657

(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$123,009	$52,045
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,215	7,160
Stock-based compensation expense	1,518	1,574
Deferred operating lease income	(23,694)	(25,789)
Non-cash interest income from sales-type leases	(53,555)	(30,662)
Non-cash interest expense	8,806	8,895
Amortization of real estate-related intangibles, net	1,729	1,849
Gain on sale of net investment in lease	(55,811)	—
Loss on early extinguishment of debt	—	216
Earnings from equity method investments	(6,772)	(4,012)
Distributions from operations of equity method investments	1,510	1,397
Selling profit from sales-type leases	—	(1,833)
Amortization of premium, discount and deferred financing costs on debt obligations, net	4,039	2,617
Non-cash management fees	14,950	10,594
Other operating activities	3,486	3,187
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	10,646	99
Changes in accounts payable, accrued expenses and other liabilities	15,071	(14,390)
Cash flows provided by operating activities	52,147	12,947
Cash flows from investing activities:
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(1,210,274)	(542,269)
Contributions to equity method investments	(7)	(39,304)
Funding reserves received from Ground Lease tenant net of disbursements	30,071	—
Net proceeds from sale of net investment in lease	135,529	—
Deposits on Ground Lease investments	(2,250)	(27,617)
Other investing activities	(679)	1,892
Cash flows used in investing activities	(1,047,610)	(607,298)
Cash flows from financing activities:
Proceeds from issuance of common stock	309,160	243,345
Proceeds from debt obligations	1,770,000	896,508
Repayments of debt obligations	(1,005,000)	(550,000)
Payments for deferred financing costs	(5,110)	(9,511)
Dividends paid to common shareholders	(31,182)	(26,334)
Payment of offering costs	(5,190)	(8,390)
Payments for withholding taxes upon vesting of stock-based compensation	(970)	—
Distributions to noncontrolling interests	(33)	(33)
Contributions from redeemable noncontrolling interests	19,000	—
Other financing activities	(153)	—
Cash flows provided by financing activities	1,050,522	545,585
Changes in cash, cash equivalents and restricted cash	55,059	(48,766)
Cash, cash equivalents and restricted cash at beginning of period	38,516	96,467
Cash, cash equivalents and restricted cash at end of period	$93,575	$47,701

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$35,574	$43,870
Restricted cash	58,001	3,831
Total cash and cash equivalents and restricted cash	$93,575	$47,701
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared to common shareholders	$11,011	$9,631
Accrued finance costs	—	248
Accrued offering costs	—	409

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SAFE.” The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT (“UPREIT”). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the “Operating Partnership”). As of September 30, 2022, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company

Merger with iStar—On August 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar. The Merger Agreement provides that, subject to the terms and conditions thereof, the Company will merge with and into iStar (the “Merger”). The surviving company of the Merger will be named Safehold

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Inc. (“New SAFE”) and its shares of common stock will trade on the New York Stock Exchange under the symbol “SAFE.” The Company expects that the Merger will close in the first quarter or second quarter of 2023.

As discussed further below, shortly before the closing of the Merger, iStar intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company (“SpinCo”) by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of SpinCo (the “Spin-Off”).

Conditions to the Merger

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of iStar’s stockholders, (iii) completion of the Spin-Off, (iv) the approval of the shares of STAR Common Stock to be issued in the Merger for listing on the NYSE, (v) the effectiveness of a registration statement on Form S-4 registering the STAR Common Stock to be issued in the Merger, (vi) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vii) generation of certain cash proceeds, (viii) the receipt of certain tax opinions by iStar and the Company that the Merger will qualify as a reorganization under the Internal Revenue Code and that iStar and the Company each qualifies as a REIT for federal income tax purposes, (ix) the accuracy of certain representations and warranties of iStar and the Company contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement (subject to customary materiality qualifiers), and (x) other conditions specified in the Merger Agreement.

Conditions to the Spin-Off

Completion of the Spin-Off is subject to: (i) completion of the financing documents; (ii) the satisfaction or waiver of relevant conditions to the consummation of the Merger; (iii) effectiveness of a registration statement on Securities and Exchange Commission (“SEC”) Form 10; (iv) the absence of an injunction or law preventing the consummation of the Spin-Off, the distribution and the transactions related thereto; and (v) other customary closing conditions.

Other Merger related transactions

iStar has entered into an agreement (the “MSD Stock Purchase Agreement”) with MSD Partners, L.P. (“MSD Partners”) and the Company under which iStar has agreed to sell and MSD Partners has agreed to buy 5,405,406 shares of the Company’s common stock owned by iStar (the “MSD Stock Purchase”) shortly before the closing of the Merger. If the Merger Agreement is terminated for any reason, the parties’ obligations to consummate the purchase and sale will also terminate. In addition to customary closing conditions, MSD Partners’ obligations to purchase the Company’s common stock are subject to the condition that the closing of the MSD Caret Purchase (as defined below) will take place substantially concurrently with the closing of the MSD Stock Purchase. Upon closing of the transaction, MSD Partners will have a right to designate an observer to the board of directors of New SAFE, a preemptive right on future equity issuances (subject to certain exceptions) and registration rights. MSD Partners will be subject to a customary standstill and certain restrictions on sales of its New SAFE Common Stock.

MSD Partners has also subscribed to purchase 100,000 Caret Units (refer to Note 11) from the Company for an aggregate purchase price of $20.0 million (the “MSD Caret Purchase”), conditioned on the closing of the Spin-Off and the Merger. MSD Partners’ obligations to purchase the Caret units are also subject to the closing of the MSD Stock Purchase and the implementation by the Company of certain changes to its Caret program.

SpinCo will be capitalized in part with an 8.0%, four-year term loan from New SAFE having an initial principal amount of  $100.0 million or such other amount as the parties may agree prior to the closing of the Merger, as well as up

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

to $140.0 million of bank debt from Morgan Stanley Bank, N.A. which will be secured by $400.0 million in shares of the Company.

New SAFE will enter into a management agreement with SpinCo, under which it will continue to operate and pursue the orderly monetization of SpinCo’s assets. SpinCo will pay to New SAFE an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of SpinCo's assets, excluding shares of the Company’s common stock, for each annual term thereafter. New SAFE and SpinCo will also enter into a governance agreement that will place certain restrictions on the transfer and voting of the shares of New SAFE owned by SpinCo, and a registration rights agreement under which New SAFE will agree to register such shares for resale in accordance with applicable securities laws.

The Company and iStar have entered into a voting agreement pursuant to which iStar has agreed vote its shares representing 41.9% of the outstanding SAFE Common Stock to approve the Merger and take certain other actions, including voting against any alternative acquisition proposal or other proposal which could reasonably be expected to materially delay, postpone or materially adversely affect the consummation of the transactions contemplated by the Merger Agreement. In accordance with the terms of the existing stockholders’ agreement between SAFE and STAR, the remainder of the SAFE Common Stock owned by iStar will be voted in the same manner and proportion as the votes cast by the remaining shareholders of SAFE. The voting agreement and the obligations thereunder terminate upon the termination of the Merger Agreement in accordance with its terms.

As noted above, the Merger and related transactions are subject to a number of conditions, several of which are outside the Company's control; therefore, there can be no assurance that the Merger and related transactions will occur within the time frame currently expected by the parties, or at all. The foregoing descriptions of the Merger and the Merger Agreement and the related transactions and agreements do not purport to be complete and are subject to, and qualified in their entirety by, the full text of such agreements.  Please see the Company's filings with the SEC for additional information, including copies of such agreements.

iStar has covenanted to redeem all of its outstanding preferred stock at the liquidation preference per share plus accrued and unpaid dividends and to retire all of its senior unsecured notes in connection with the Merger. iStar’s trust preferred securities will remain outstanding at New SAFE.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of September 30, 2022, the total assets of these consolidated VIEs were $70.8 million and total liabilities were $30.0 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” “Real estate, net,” “Real estate-related intangible assets, net” and “Deferred operating lease income receivable” on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within “Debt obligations, net” and “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of September 30, 2022.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,066	$3,128	$2,413	$2,704
Ground Lease receivables(1)	1,327	1,425	796	893
Cash and cash equivalents(1)	36	36	30	30
Restricted cash(1)	58	58	9	9

Liabilities
Debt obligations, net(2)
Level 1	738	562	738	741
Level 3	2,721	2,228	1,960	2,118
Total debt obligations, net	3,459	2,790	2,698	2,859
(1)	The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy. The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.
(2)	The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.

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

The Company classifies these redeemable Caret Units in accordance with Accounting Standards Codification (“ASC”) 480: Distinguishing Liabilities from Equity. ASC 480-10-S99-3A requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable Caret Units as “Redeemable noncontrolling interests” in its consolidated balance sheets and consolidated statements of changes in equity. The redeemable noncontrolling interest’s carrying amount is equal to the higher of (i) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss and dividends; or (ii) the redemption value. In the case of the Company’s redeemable Caret Units, the carrying amount equals both the initial carrying amount and the redemption value. During both the three and nine months ended September 30, 2022, redeemable noncontrolling interests were allocated $0.7 million of net income (refer to Note 4).

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

In September 2021, the Company entered into a lease assignment and modification with one of its tenants under an operating lease. In connection with this transaction, the lease was assigned to a new tenant and the maturity of the lease was extended by 3.5 years to September 2120. As a result of the modification to the lease, the Company re-evaluated the lease classification and classified the lease as a sales-type lease and recorded $40.9 million in "Net investment in leases" and derecognized $11.4 million from "Real estate, net," $9.8 million from "Deferred operating lease income receivable" and $17.9 million from "Real estate-related intangible assets, net" on its consolidated balance sheet. In addition, as a result of the modification the Company recognized a gain of $1.8 million in “Selling profit from sales-type leases” in its consolidated statements of operations.

In July 2022, the Company, pursuant to an agreement with iStar and upon certain construction related conditions being met, acquired an existing Ground Lease from iStar for $36.4 million inclusive of closing costs and was recorded in “Net investment in sales-type leases” and “Real estate-related intangible assets, net” on the Company’s consolidated balance sheet.

In September 2022, the Company sold a Ground Lease to a third-party for $136.0 million and recognized a gain of $55.8 million in “Gain on sale of net investment in lease” in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022. $9.5 million of the gain was attributable to noncontrolling interests, of which $0.7 million was attributable to redeemable noncontrolling interests.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Total undiscounted cash flows	$29,313,901	$23,707,424
Unguaranteed estimated residual value	2,878,718	2,319,761
Present value discount	(29,126,506)	(23,614,469)
Net investment in sales-type leases	$3,066,113	$2,412,716

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2022
Beginning balance	$2,412,716	$796,252	$3,208,968
Sales	(76,701)	—	(76,701)
Origination/acquisition/fundings(1)	691,305	515,618	1,206,923
Accretion	38,793	14,762	53,555
Ending balance(2)	$3,066,113	$1,326,632	$4,392,745

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Nine Months Ended September 30, 2021
Beginning balance	$1,305,519	$577,457	$1,882,976
Purchase price allocation adjustment	(182)	—	(182)
Transfer from real estate	40,900	—	40,900
Origination/acquisition/fundings(1)	434,551	104,458	539,009
Accretion	21,198	9,463	30,661
Ending balance	$1,801,986	$691,378	$2,493,364
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of September 30, 2022, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.4%, respectively. As of September 30, 2022, the weighted average remaining life of the Company’s 31 Ground Lease receivables was 99.0 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2022, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2022 (remaining three months)	$23,673	$442	$133	$24,248
2023	96,021	2,229	579	98,829
2024	99,964	2,256	586	102,806
2025	101,898	2,283	586	104,767
2026	103,825	2,311	586	106,722
Thereafter	28,190,480	585,794	100,255	28,876,529
Total undiscounted cash flows	$28,615,861	$595,315	$102,725	$29,313,901

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

During the three and nine months ended September 30, 2022 and 2021, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2022	Leases	Receivables	Total
Cash	$24,256	$10,585	$34,841
Non-cash	14,108	5,787	19,895
Total interest income from sales-type leases	$38,364	$16,372	$54,736

	Net Investment	Ground
	in Sales-type	Lease
Three Months Ended September 30, 2021	Leases	Receivables	Total
Cash	$13,193	$5,767	$18,960
Non-cash	7,926	3,259	11,185
Total interest income from sales-type leases	$21,119	$9,026	$30,145

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2022	Leases	Receivables	Total
Cash	$66,017	$26,442	$92,459
Non-cash	38,793	14,762	53,555
Total interest income from sales-type leases	$104,810	$41,204	$146,014

	Net Investment	Ground
	in Sales-type	Lease
Nine Months Ended September 30, 2021	Leases	Receivables	Total
Cash	$35,773	$16,809	$52,582
Non-cash	21,198	9,464	30,662
Total interest income from sales-type leases	$56,971	$26,273	$83,244

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 5—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(32,864)	(28,343)
Total real estate, net	$708,107	$712,628
Real estate-related intangible assets, net	219,469	224,182
Total real estate, net and real estate-related intangible assets, net	$927,576	$936,810

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of September 30, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(14,470)	$171,532
In-place lease assets, net(2)	65,344	(18,122)	47,222
Other intangible assets, net	750	(35)	715
Total	$252,096	$(32,627)	$219,469

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,119)	$173,883
In-place lease assets, net(2)	65,102	(15,523)	49,579
Other intangible assets, net	750	(30)	720
Total	$251,854	$(27,672)	$224,182
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The expense from the amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Statements of Operations	For the Three Months Ended September 30,
Intangible asset	Location	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$784	$814
In-place lease assets (decrease to income)	Depreciation and amortization	898	881
Other intangible assets (decrease to income)	Operating lease income	2	2

	Statements of Operations	For the Nine Months Ended September 30,
Intangible asset	Location	2022	2021
Above-market lease assets (decrease to income)	Operating lease income	$2,351	$2,471
In-place lease assets (decrease to income)	Depreciation and amortization	2,688	2,633
Other intangible assets (decrease to income)	Operating lease income	6	6

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The estimated amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2022 (remaining three months)	$1,674
2023	6,682
2024	6,634
2025	6,634
2026	3,725
(1)	As of September 30, 2022, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.8 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):(1)

	As of September 30, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,818)	$64,800

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,189)	$65,429
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Statements of Operations	For the Three Months Ended September 30,
Intangible liability	Location	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$209	$209

	Statements of Operations	For the Nine Months Ended September 30,
Intangible liability	Location	2022	2021
Below-market lease liabilities (increase to income)	Operating lease income	$628	$628

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of September 30, 2022, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent(1)	Rent	Total
2022 (remaining three months)	$1,395	$4,255	$551	$2,754	$89	$9,044
2023	5,578	17,347	2,214	11,018	281	36,438
2024	5,578	17,677	2,248	11,018	51	36,572
2025	5,578	18,004	2,314	11,018	51	36,965
2026	5,578	18,370	2,357	987	51	27,343
Thereafter	423,391	4,326,865	435,496	16,812	77	5,202,641
(1)	During the three months ended September 30, 2022 and 2021, the Company recognized $0.2 million and $0.1 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recognized $1.1 million and $0.2 million, respectively, of percentage rent in “Operating lease income” in the Company’s consolidated statements of operations.

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City. As of September 30, 2022 and December 31, 2021, the Company’s investment in the Ground Lease was $46.0 million and $42.1 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded $1.4 million and $1.4 million, respectively, in earnings from equity method investments from the Ground Lease. During the nine months ended September 30, 2022 and 2021, the Company recorded $4.2 million and $1.5 million, respectively, in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of September 30, 2022 and December 31, 2021, the Company’s investment in the venture was $132.7 million and $131.3 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded $0.9 million and $0.8 million, respectively, in earnings from equity method investments from the venture. During the nine months ended September 30, 2022 and 2021, the Company recorded $2.5 million and $2.5 million, respectively, in earnings from equity method investments from the venture.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Operating lease right-of-use asset(1)	$26,594	$27,435
Interest rate hedge assets	18,587	—
Deferred finance costs, net(2)	5,284	7,875
Other assets	3,082	2,898
Purchase deposits	4,333	2,083
Leasing costs, net	450	456
Deferred expenses and other assets, net	$58,330	$40,747
(1)	Operating lease right-of-use asset relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During both the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million in “Real estate expense” and $0.1 million in “Other income” from its operating lease right-of-use asset. During both the nine months ended September 30, 2022 and 2021, the Company recognized $0.3 million in “Real estate expense” and $0.3 million in “Other income” from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $4.8 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Other liabilities(1)	$47,951	$14,998
Interest payable	49,045	31,601
Dividends declared and payable	11,028	9,690
Operating lease liability	5,505	5,605
Management fee payable	5,285	4,271
Accrued expenses(2)	3,848	1,427
Accounts payable, accrued expenses and other liabilities	$122,662	$67,592
(1)	As of September 30, 2022, includes a $30.1 million liability due to a Ground Lease tenant for the development of a life science property that will be distributed during their development of the property. This amount has been received from the Ground Lease tenant and is included in “Restricted cash” on the Company’s consolidated balance sheet as of September 30, 2022. As of September 30, 2022 and December 31, 2021, other liabilities includes $3.6 million and $1.9 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of September 30, 2022 and December 31, 2021, accrued expenses primarily includes accrued legal and audit expenses and accrued property expenses.

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	September 30, 2022	December 31, 2021	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	—	3.98%	February 2052
5.15% senior notes	150,000	—	5.15%	May 2052
Unsecured Revolver	630,000	490,000	LIBOR plus 1.00%	March 2026
Total unsecured financing	2,005,000	1,240,000
Total debt obligations	3,503,113	2,738,113
Debt premium, discount and deferred financing costs, net	(44,208)	(40,610)
Total debt obligations, net	$3,458,905	$2,697,503
(1)	For mortgages, represents the weighted average stated interest rate over the term of the debt from funding through maturity based on the contractual payments owed excluding the effect of debt premium, discount and deferred financing costs. As of September 30, 2022, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.26%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within “Accounts payable, accrued expenses, and other liabilities” on the Company’s consolidated balance sheets. As of September 30, 2022, the Company’s combined weighted average stated interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.74% and 3.19%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of September 30, 2022, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s real estate and Ground Leases. As of September 30, 2022, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Unsecured Revolver—In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of September 30, 2022, there was $720.0 million of undrawn capacity on the Unsecured Revolver.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into the Operating Partnership’s and/or the Company’s existing or future material credit facilities, including the Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of September 30, 2022, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of September 30, 2022, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured	Unsecured	Total
2022 (remaining three months)	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	630,000	630,000
Thereafter(1)	1,498,113	1,375,000	2,873,113
Total principal maturities	1,498,113	2,005,000	3,503,113
Debt premium, discount and deferred financing costs, net	(27,252)	(16,956)	(44,208)
Total debt obligations, net	$1,470,861	$1,988,044	$3,458,905
(1)	As of September 30, 2022, the Company’s weighted average maturity for its secured mortgages was 28.8 years.

Note 9—Commitments and Contingencies

Unfunded Commitments—The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of September 30, 2022, the Company had $297.3 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of September 30, 2022, the Company had an aggregate $398.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 ($ in thousands):(1)

	September 30, 2022	December 31, 2021
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Assets
Interest rate swaps	$18,587	$—	Deferred expenses and other assets, net
	$18,587	$—
(1)	During the nine months ended September 30, 2022, the Company received $11.0 million in settlement of certain interest rate hedges. During the nine months ended September 30, 2021, the Company paid $19.9 million to terminate certain interest rate hedges. Over the next 12 months, the Company expects that $3.8 million related to cash flow hedges will be reclassified from “Accumulated other comprehensive income (loss)” as an increase to interest expense.
(2)	The fair value of the Company’s derivatives is estimated using valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy.

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

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

			Amount of Gain
		Amount of Gain	(Loss) Reclassified
		(Loss) Recognized	from Accumulated
		in Accumulated	Other
	Location of Gain (Loss)	Other	Comprehensive
	When Recognized in	Comprehensive	Income into
Derivatives Designated in Hedging Relationships	Income	Income	Earnings
For the Three Months Ended September 30, 2022
Interest rate swaps	Interest expense	$18,587	$(943)
For the Three Months Ended September 30, 2021
Interest rate swaps	Interest expense	$—	$(1,034)
For the Nine Months Ended September 30, 2022
Interest rate swaps	Interest expense	$29,615	$(2,945)
For the Nine Months Ended September 30, 2021
Interest rate swaps	Interest expense	$13,290	$(2,156)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. During the nine months ended September 30, 2022, iStar purchased 0.2 million shares of the Company’s common stock for $10.5 million, at an average cost of $66.83 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans”) in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In March 2022, the Company sold 2,000,000 shares of its

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, the Company sold $191.2 million in shares, or 3,240,000 shares, of its common stock to iStar in a private placement. The Company incurred approximately $5.1 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. As of September 30, 2022, iStar owned 64.8% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in January 2019.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through September 30, 2022, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. During the nine months ended September 30, 2022, the Company did not sell any shares pursuant to the ATM. As of September 30, 2022, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “Caret Units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan were subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The Company owns 84% of the Caret Units (refer to Note 3). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and will be recognized over a period of four years. As of September 30, 2022, all stock price hurdles were achieved and each outstanding award is fully vested. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 will cliff vest in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, vest over three years upon satisfaction of continuing service conditions. As of September 30, 2022, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.4 million and $0.3 million, respectively, in expense from Caret Units and it is recorded in “General and administrative” in the Company’s consolidated statements of operations and “Noncontrolling interests” on the Company’s consolidated balance sheets.

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

The Company adopted an equity incentive plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel (the “2017 Equity Incentive Plan”). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

other equity-based awards, including long-term incentive plan units. In the second quarter 2022, the Company issued 26,000 fully-vested shares with a fair value of $1.1 million, or $43.51 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the first quarter 2019, the Company granted 25,000 restricted stock units with a fair value of $0.5 million, or $19.15 per share, under the 2017 Equity Incentive Plan to an employee of the Manager, representing the right to receive 25,000 shares of the Company’s common stock, which vested in January 2022. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in “General and administrative” in the Company’s consolidated statements of operations. As of September 30, 2022, an aggregate of 698,500 shares remain available for issuance pursuant to future awards under the Company’s 2017 Equity Incentive Plan.

Noncontrolling Interests—Noncontrolling interests includes unrelated third-party equity interests in ventures that are consolidated in the Company’s consolidated financial statements and Caret Units that have been granted to employees of the Company’s Manager. See also “Redeemable Noncontrolling Interests” in Note 3.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on the Company’s derivative transactions.

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2022 and 2021, the Company declared cash dividends on its common stock of $32.5 million, or $0.524 per share, and $27.3 million, or $0.50224 per share, respectively.

Note 12—Earnings Per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ and shares in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$75,391	$20,309	$123,009	$52,045
Net income attributable to noncontrolling interests	(9,314)	(105)	(9,381)	(201)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$66,077	$20,204	$113,628	$51,844

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$66,077	$20,204	$113,628	$51,844
Net income attributable to Safehold Inc. common shareholders - diluted	$66,077	$20,204	$113,628	$51,844

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	62,150	53,498	60,776	53,347
Add: Effect of assumed shares under treasury stock method for restricted stock units	—	13	—	12
Weighted average common shares outstanding for diluted earnings per common share	62,150	53,511	60,776	53,359

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$1.06	$0.38	$1.87	$0.97
Net income attributable to Safehold Inc. common shareholders - diluted	$1.06	$0.38	$1.87	$0.97

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

During the three months ended September 30, 2022 and 2021, the Company recorded $5.3 million and $3.6 million, respectively, in management fees to the Manager. During the nine months ended September 30, 2022 and 2021, the Company recorded $15.0 million and $10.6 million, respectively, in management fees to the Manager. These management fees are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

During the three months ended September 30, 2022 and 2021, the Company was allocated $3.1 million and $1.9 million, respectively, in expenses from the Manager. During the nine months ended September 30, 2022 and 2021, the Company was allocated $9.4 million and $5.6 million, respectively, in expenses from the Manager. These expenses are recorded in “General and administrative” in the Company’s consolidated statements of operations.

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

In July 2022, the Company, pursuant to an agreement with iStar and upon certain construction related conditions being met, acquired an existing Ground Lease from iStar for $36.4 million inclusive of closing costs (refer to Note 4).

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

Safehold Inc.

Notes to Consolidated Financial Statements

(unaudited)

to Note 11) that were granted at the time of plan adoption into shares of the Company’s common stock. Effective December 1, 2021, each non-management director exchanged 3,750 Caret Units for 2,546 shares of the Company’s common stock. The Company’s board of directors approved the exchanges having considered the report of a leading independent valuation firm.

In February 2022, the Company sold an aggregate of 108,571 Caret Units, 1.08% of the authorized Caret Units, to a group of investors (refer to Note 3). In addition, an affiliate of an existing shareholder (which is affiliated with one of the Company’s independent directors) made a commitment to purchase 28,571 Caret Units, or 0.29% of the authorized Caret Units, for a purchase price of $5.0 million. As part of the sale, the Company is obligated to seek to provide a public market listing for the Caret Units or securities into which they may be exchanged, within two years. If the Company is unable to provide public market liquidity within two years at a value in excess of the new investor’s basis, the investors have the right to cause the Company to redeem their Caret Units at their original purchase price.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Safehold Inc.’s (the “Company’s”) current business plan, including the Merger with iStar Inc. (refer to Note 1 to the consolidated financial statements), business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in the Risk Factors section in our 2021 Annual Report on Form 10-K (the “2021 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance.

Executive Overview

Merger with iStar—In August 2022, we entered into a definitive agreement with iStar for a tax-free, strategic combination that provides that, subject to the terms and conditions thereof, we will merge with and into iStar (the “Merger”). We expect that the Merger will accelerate our market leadership in the Ground Lease industry and make us the only internally-managed, pure-play Ground Lease company in the public markets. We expect that the Merger will close in the first quarter or second quarter of 2023. Refer to Note 1 to the consolidated financial statements for additional information on the Merger.

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of September 30, 2022, the percentage breakdown of the gross book value of our portfolio was 45% office, 35% multi-family, 12% hotels, 5% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks to mitigate the effects of inflation that are typically capped between 3.0% - 3.5%; however, in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In January 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then the Federal Reserve has raised interest rates multiple times and it has stated that it is likely it will continue to raise interest rates for the remainder of 2022 and into 2023. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. If these conditions arise, they will adversely affect our growth prospects while they persist. The COVID-19 pandemic does continue to impact our Park Hotels Portfolio, and we received no percentage rent revenues in 2022 in respect of 2021 hotel operating performance. See the Risk Factors section of our 2021 Annual Report for additional discussion of certain potential risks to our business arising from the COVID 19 pandemic.

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

The table below shows the current estimated UCA in our owned residual portfolio as of September 30, 2022 and December 31, 2021 ($ in millions):(1)

	September 30, 2022	December 31, 2021
Combined Property Value(2)	$16,434	$12,725
Ground Lease Cost(2)	5,929	4,664
Unrealized Capital Appreciation in Our Owned Residual Portfolio	10,505	8,061
(1)	Please review our Current Report on Form 8-K filed on November 1, 2022 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See “Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events” in our 2021 Annual Report for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $1,760.9 million and $818.3 million related to transactions with remaining unfunded commitments as of September 30, 2022 and December 31, 2021, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $297.3 million and $165.5 million of unfunded commitments as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, our gross book value as a percentage of combined property value was 40%.

We formed a subsidiary called Caret Ventures LLC that is structured to track and capture UCA to the extent UCA is realized upon sale of our land and Ground Leases or certain other specified events. Under a shareholder-approved plan, management was granted up to 15% of the then authorized Caret Units, some of which remains subject to time-based vesting. In February 2022, we sold 108,571 Caret Units for $19.0 million to third-party investors and received a commitment from an existing shareholder for the purchase of 28,571 Caret Units for $5.0 million (refer to Note 3 to the consolidated financial statements). Those 137,142 Caret Units equal 1.37% of the authorized Caret Units. As part of the sale, we are obligated to seek to provide a public market listing for the Caret Units, or securities into which they may be exchanged, within two years. If we are unable to provide public market liquidity within the two years at a value in excess of the new investors’ basis, the investors have the right to cause us to redeem their Caret Units at their original purchase price. In addition, we have entered into an agreement with MSD Partners who has subscribed to purchase 100,000 Caret Units from us for an aggregate purchase price of $20.0 million conditioned on the closing of the Spin-Off and the Merger (refer to Note 1 to the consolidated financial statements). MSD Partners’ obligations to purchase the Caret Units are also subject to certain other conditions (refer to Note 1 to the consolidated financial statements).

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

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of September 30, 2022, our estimated portfolio Ground Rent Coverage was 3.9x (see the “Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect” in our 2021 Annual Report for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of September 30, 2022 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	6.1%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.3%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	5.0%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.8%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.6%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.3%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.9%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.6%
100 Cambridgeside	Mixed Use	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.4%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.4%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of September 30, 2022, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	39%
West	26
Mid Atlantic	13
Southeast	13
Southwest	6
Central	3

% of Gross
Property Type	Book Value
Office	45%
Multifamily	35
Hotel	12
Life Science	5
Mixed Use and other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of September 30, 2022, we had $297.3 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of September 30, 2022, we had an aggregate $398.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended
	September 30,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$54,736	$30,145	$24,591
Operating lease income	16,507	16,992	(485)
Other income	453	144	309
Total revenues	71,696	47,281	24,415
Interest expense	35,463	20,932	14,531
Real estate expense	866	719	147
Depreciation and amortization	2,407	2,390	17
General and administrative	9,551	6,658	2,893
Other expense	6,073	350	5,723
Total costs and expenses	54,360	31,049	23,311
Gain on sale of net investment in lease	55,811	—	55,811
Earnings from equity method investments	2,244	2,244	—
Selling profit from sales-type leases	—	1,833	(1,833)
Net income	$75,391	$20,309	$55,082

Interest income from sales-type leases increased to $54.7 million for the three months ended September 30, 2022 from $30.1 million for the same period in 2021. The increase was due primarily to the origination of new Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $16.5 million during the three months ended September 30, 2022 from $17.0 million for the same period in 2021. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 4 to the consolidated financial statements), which was partially offset by an increase in percentage rent at one of our properties.

Other income for both the three months ended September 30, 2022 and 2021 includes $0.1 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the three months ended September 30, 2022 also includes $0.3 million of other ancillary income from our investments.

During the three months ended September 30, 2022 and 2021, we incurred interest expense from our debt obligations of $35.5 million and $20.9 million, respectively. The increase in 2022 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our Unsecured Revolver which accrued interest at higher rates in 2022 due to an increase in LIBOR.

Real estate expense was $0.9 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the three months ended September 30, 2022 and 2021, we also recorded $0.1 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2022 was primarily the result of an increase in property taxes and insurance expense.

Depreciation and amortization was $2.4 million during both the three months ended September 30, 2022 and 2021 and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the three months ended September 30, 2022 and 2021 ($ in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Management fees(1)	$5,285	$3,598
Expense reimbursements to the Manager(1)	3,125	1,875
Public company and other costs	1,088	1,011
Stock-based compensation	53	174
Total general and administrative expenses	$9,551	$6,658
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the three months ended September 30, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements), fees related to our Caret Units program, fees related to our derivative transactions and state margin taxes. During the three months ended September 30, 2021, other expense consists primarily of fees related to investment pursuit costs and state taxes. The increase in 2022 was primarily due to legal costs incurred in connection with our Merger transaction with iStar.

During the three months ended September 30, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of net investment in lease of $55.8 million.

During the three months ended September 30, 2022, earnings from equity method investments resulted from our $0.9 million pro rata share of income from a venture that we entered into with an existing shareholder that acquired the existing Ground Lease at 425 Park Avenue in New York City in November 2019 (refer to Note 6 to the consolidated financial statements) and our $1.4 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the three months ended September 30, 2021, earnings from equity method investments resulted from our $0.8 million pro rata share of income from the 425 Park Avenue venture and our $1.4 million pro rata share of income from the equity interest we acquired in June 2021.

During the three months ended September 30, 2021, selling profit from sales-type leases resulted from the reclassification of an existing operating lease to a sales-type lease in September 2021 (refer to Note 5).

Results of Operations for the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended
	September 30,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$146,014	$83,244	$62,770
Operating lease income	49,925	51,367	(1,442)
Other income	1,004	390	614
Total revenues	196,943	135,001	61,942
Interest expense	91,050	57,259	33,791
Real estate expense	2,272	2,038	234
Depreciation and amortization	7,215	7,160	55
General and administrative	29,203	21,388	7,815
Other expense	6,777	740	6,037
Total costs and expenses	136,517	88,585	47,932
Gain on sale of net investment in lease	55,811	—	55,811
Loss on early extinguishment of debt	—	(216)	216
Earnings from equity method investments	6,772	4,012	2,760
Selling profit from sales-type leases	—	1,833	(1,833)
Net income	$123,009	$52,045	$70,964

Interest income from sales-type leases increased to $146.0 million for the nine months ended September 30, 2022 from $83.2 million for the same period in 2021. The increase was due primarily to the origination of new Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $49.9 million during the nine months ended September 30, 2022 from $51.4 million for the same period in 2021. The decrease was due primarily to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 4 to the consolidated financial statements), which was partially offset by an increase in percentage rent at one of our properties.

Other income for both the nine months ended September 30, 2022 and 2021 includes $0.3 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the nine months ended September 30, 2022 also includes $0.7 million of other ancillary income from our investments.

During the nine months ended September 30, 2022 and 2021, we incurred interest expense from our debt obligations of $91.1 million and $57.3 million, respectively. The increase in 2022 was primarily the result of issuances of unsecured notes to fund our growing portfolio of Ground Leases and additional borrowings on our Unsecured Revolver which accrued interest at higher rates in 2022 due to an increase in LIBOR.

Real estate expense was $2.3 million and $2.0 million during the nine months ended September 30, 2022 and 2021, respectively, which consisted primarily of the amortization of an operating lease right-of-use asset, legal fees, property taxes and insurance expense. In addition, during both the nine months ended September 30, 2022 and 2021, we also recorded $0.3 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. The increase in 2022 was primarily the result of an increase in property taxes and insurance expense.

Depreciation and amortization was $7.2 million during both the nine months ended September 30, 2022 and 2021 and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place lease assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Management fees(1)	$14,950	$10,594
Expense reimbursements to the Manager(1)	9,375	5,625
Public company and other costs	3,360	3,595
Stock-based compensation	1,518	1,574
Total general and administrative expenses	$29,203	$21,388
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.

During the nine months ended September 30, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements), fees related to our Caret Units program, unsuccessful pursuit costs and fees related to our derivative transactions. During the nine months ended September 30, 2021, other expense consists primarily of investment pursuit costs and fees related to public company filings. The increase in 2022 was primarily due to legal costs incurred in connection with our Merger transaction with iStar.

During the nine months ended September 30, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of net investment in lease of $55.8 million.

During the nine months ended September 30, 2022, earnings from equity method investments resulted from our $2.5 million pro rata share of income from the 425 Park Avenue venture and our $4.2 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the nine months ended September 30, 2021, earnings from equity method investments resulted from our $2.5 million pro rata share of income from the 425 Park Avenue venture and our $1.5 million pro rata share of income from the equity interest we acquired in June 2021.

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 8 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics. As evidenced by our Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

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

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of September 30, 2022, we had $248.9 million of aggregate purchase price remaining under our ATM.

In March 2022, we sold 2,000,000 shares of our common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, we sold $191.2 million in shares, or 3,240,000 shares, of our common stock to iStar in a private placement. We incurred approximately $5.1 million of offering costs in connection with these transactions.

As of September 30, 2022, we had $35.6 million of unrestricted cash and $720.0 million of undrawn capacity on our Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021	Change
Cash flows provided by operating activities	$52,147	$12,947	$39,200
Cash flows used in investing activities	(1,047,610)	(607,298)	(440,312)
Cash flows provided by financing activities	1,050,522	545,585	504,937

The increase in cash flows provided by operating activities during 2022 was due primarily to a net positive change in cash flows from hedges that resulted from us receiving $11.0 million from our hedges in 2022 versus payments on hedges of $19.9 million in 2021 (refer to Note 10 to the consolidated financial statements) and an increase in rents collected in 2022 from new originations and acquisitions of Ground Leases. The increase in cash flows used in investing activities during 2022 was due to an increase in new originations and acquisitions of Ground Leases partially offset by the sale of a net investment in lease (refer to Note 4 to the consolidated financial statements). The increase in cash flows provided by financing activities during 2022 was due primarily to the issuance of common stock and the issuance of unsecured debt to fund our growing Ground Lease portfolio.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As of September 30, 2022, the Operating Partnership had issued and outstanding the Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of ours.

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

As of September 30, 2022, we had $2.9 billion principal amount of fixed-rate debt outstanding and $630.0 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, derivative contracts or the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 3.14% as of September 30, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$6,300
-50 Basis Points	3,150
-10 Basis Points	630
Base Interest Rate	—
+10 Basis Points	(630)
+50 Basis Points	(3,150)
+100 Basis Points	(6,300)

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

Item 1A.   Risk Factors

The Merger and related transactions may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Merger and related transactions are subject to certain conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of iStar’s stockholders, (iii) completion of the spin-off, (iv) the approval of the shares of New SAFE (refer to Note 1 to the consolidated financial statements) common stock to be issued in the Merger for listing on the NYSE, (v) the effectiveness of the registration statement on Form S-4 registering the New SAFE common stock to be issued in the Merger, (vi) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vii) generation of certain cash proceeds, (viii) the receipt of certain tax opinions by iStar and the Company that the Merger will qualify as a reorganization under the Internal Revenue Code and that iStar and the Company each qualifies as a REIT for federal income tax purposes, (ix) the accuracy of certain representations and warranties of iStar and the Company contained in the Merger agreement and the compliance by the parties with the covenants contained in the Merger agreement (subject to customary materiality qualifiers), and (x) certain other conditions specified in the Merger agreement. Neither iStar nor the Company can provide assurances that the Merger and related transactions will be consummated on the terms or timeline currently contemplated, or at all.

Failure to complete the Merger and related transactions could adversely affect the stock prices and the future business and financial results of iStar and the Company.

If the Merger and related transactions are not completed, the ongoing businesses of iStar or the Company may be adversely affected and iStar and the Company will be subject to numerous risks, including the following:

●	upon termination of the Merger agreement under specified circumstances, a termination fee of $63 million may be payable by either iStar or the Company;
●	each of iStar and the Company having to pay substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration preparation costs that have already been incurred or will continue to be incurred until the closing of the Merger;
●	the management of each of iStar and the Company focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any of the benefits of having the Merger completed; and
●	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger and related transactions are not completed, neither iStar nor the Company can assure their respective stockholders that these risks will not materialize or will not materially affect the business, financial results and stock prices of either iStar or the Company.

The Company will have the option to internalize iStar's management if the Merger has not occurred by the outside date under the Merger agreement.

If the Merger agreement is terminated because the Merger has not occurred by September 30, 2023, the Company will have the option under certain circumstances to terminate the existing external management agreement and internalize iStar's management, which may adversely affect iStar. If the Company exercises its option under the Merger agreement to become internalized, it must pay iStar $100.0 million, of which up to $60.0 million may be paid in cash at the Company’s discretion and the remainder being paid in shares of the Company’s common stock, which is less than the $150.0 million of consideration that was allocated to the existing management agreement in the negotiations of the Merger. If the Company exercises this option, iStar would become externally-managed by the Company pursuant to a management agreement that the Company and iStar have agreed to negotiate in good faith. These changes in iStar's management structure may adversely affect iStar and the market value of its securities.

The Merger agreement contains provisions that could discourage a potential competing acquirer of either iStar or the Company or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger agreement contains provisions that, subject to limited exceptions, restrict the ability of each of iStar and the Company to, directly or indirectly, initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a Merger, reorganization, share exchange, consolidation or the sale of 15% or more of the stock or consolidated net revenues, net income or total assets of iStar or the Company. In addition, either iStar or the Company generally has an opportunity to offer to modify the terms of the Merger agreement in response to any competing “superior proposal” (as defined in “the Merger Agreement”) that may be made to the other party before the special committee of the boards of directors of iStar or the Company, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger agreement to enter into such superior proposal. In some circumstances, one of the parties will be required to pay a substantial termination fee to the other party.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of iStar or the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger agreement. In addition, iStar's significant ownership interest and voting power in the Company could discourage a potential competing acquirer for the Company.

The pendency of the Merger and related transactions could adversely affect the business and operations of iStar and the Company.

In connection with the pending Merger and related transactions, some tenants, vendors or other counterparties of each of iStar and the Company may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of iStar and the Company, regardless of whether the Merger is completed. Similarly, current and prospective employees of iStar and New SAFE may experience uncertainty about their future roles with New SAFE following the Merger and related transactions, which may materially adversely affect the ability of iStar to attract and retain key personnel during the pendency of the Merger and related transactions. In addition, due to interim operating covenants in the Merger agreement, each of iStar and the Company may be unable (without the other party’s prior written consent), during the pendency of the Merger and related transactions, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

There were no other material changes from the risk factors previously disclosed in our 2021 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2022.

Unregistered Sales of Equity Securities

In July 2022, we issued 133,127 shares of our common stock to our Manager as payment for the management fee for the three months ended June 30, 2022. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Merger Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (Schedules have been omitted pursuant to Item 601(b)(5) of Regulation S-K. SAFE agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.) (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed August 11, 2022)

10.1	Voting Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 11, 2022)
10.2

Stock Purchase Agreement, dated August 10, 2022, by and among iStar Inc., Safehold Inc., MSD Partners, L.P. and, with respect to certain specified sections, MSD Capital, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 11, 2022)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements (unaudited).

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

Safehold Inc.
Registrant

Date:	November 1, 2022	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc.
Registrant

Date:	November 1, 2022	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Safehold Inc.
Registrant

Date:	November 1, 2022	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer