Form 10-K
period 2022-12-31
Safehold Inc.
filed 2023-02-15
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

As of June 30, 2022, the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $762 million, based upon the closing price of $35.37 on the New York Stock Exchange composite tape on such date.

As of February 10, 2023, there were 62,397,416 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

High Quality Long-Term Cash Flow: We believe that a Ground Lease represents a safe position in a property’s capital structure. The combined value of the land and buildings and improvements subject to a Ground Lease (the "Combined Property Value") typically significantly exceeds a landlord’s investment in a Ground Lease. Therefore, even if the landlord takes over the property following a tenant default or upon expiration of the Ground Lease, the landlord is reasonably likely to recover substantially all of its Ground Lease investment, and possibly amounts in excess of its investment, depending upon prevailing market conditions. Additionally, the typical structure of a Ground Lease provides the landlord with a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments.

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

We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value as if the Ground Lease did not exist. If the initial cost of a Ground Lease is equal to 35% of the Combined Property Value, the remaining 65% of the Combined Property Value represents potential excess value over the amount of our investment that would be turned over to us upon the reversion of the property, assuming no intervening change in the Combined Property Value. In our view, there is a strong correlation between inflation and commercial real estate values over time, which supports our belief that the value of our owned residual portfolio should increase over time as inflation increases, although our ability to recognize value in certain cases may be limited by the rights of our tenants under some of our Ground Leases, including tenant rights to purchase our land in certain circumstances and the right of one tenant to demolish improvements prior to the expiration of the lease. See "Risk Factors" for a discussion of these tenant rights.

Owned Residual Portfolio: We believe that the residual right is a unique feature distinguishing Ground Leases from other fixed income investments and property types. We refer to the value of the land and improvements subject to a Ground Lease in excess of our investment basis as unrealized capital appreciation (“UCA”). We track the UCA in the value of our owned residual portfolio over our basis because we believe it provides relevant information with regard to the three key investment characteristics of our Ground Leases: (1) the safety of our position in a tenant’s capital structure; (2) the quality of the long-term cash flows generated by our portfolio rent that increases over time; and (3) increases and decreases in the Combined Property Value of the portfolio that reverts to us pursuant to such residual rights.

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

The table below shows the current estimated UCA as of December 31, 2022 and 2021 ($ in millions):(1)

	December 31, 2022	December 31, 2021
Combined Property Value(2)	$16,529	$12,725
Ground Lease Cost(2)	6,008	4,664
Unrealized Capital Appreciation in Our Owned Residual Portfolio	10,521	8,061
(1)	Please review our Current Report on Form 8-K filed on February 14, 2023 for a discussion of the valuation methodology used and important limitations and qualifications of the calculation of UCA. See "Risk Factors-Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events" for a discussion of certain tenant rights and other terms of the leases that may limit our ability to realize value from the UCA.
(2)	Combined Property Value includes our applicable percentage interests in our unconsolidated ventures and $1,653.2 million and $818.3 million related to transactions with remaining unfunded commitments as of December 31, 2022 and 2021, respectively. Ground Lease Cost includes our applicable percentage interests in our unconsolidated ventures and $308.2 million and $165.5 million of unfunded commitments as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our gross book value as a percentage of Combined Property Value was 40%.

In 2018, we established the Caret program through the formation of a subsidiary called Caret Ventures LLC. The Caret program is designed to recognize the two distinct components of value in our Ground Lease portfolio by separating them into:

●	the “bond component,” which consists of the bond-like income stream we receive from contractual rent payments under its Ground Leases, plus the return of our investment basis in each asset; and
●	the “Caret component,” which consists of the UCA above our investment basis in its Ground Leases due to our ownership of the land and improvements at the end of the term of the applicable Ground Lease.

Caret Venture’s two classes of limited liability company interests are designed to track these two components: “GL units” are intended to track the bond component and “Caret units” are designed to track the Caret component (the “Caret program”). We currently hold all of the GL units indirectly through the Operating Partnership (defined below).

In general, all of our Ground Leases are subject to the Caret program, and holders of Caret units are generally entitled to amounts equal to the net proceeds from the disposition of a Ground Lease asset in excess of the cost borne by us to acquire such asset (including amounts paid to the tenant in connection with the initial development of improvements at the properties). However, we are entitled to deduct accrued unpaid rent under the applicable Ground Lease from the amount payable to the holders of Caret units on account of such net proceeds.

During the third quarter of 2018, we adopted, and in the second quarter of 2019, our stockholders approved, the Caret Performance Incentive Plan (which we refer to as the “Plan”). The Plan is intended to encourage personnel to make attractive Ground Lease investments. Under the Plan, 1,500,000 Caret units were reserved for grants of performance-based awards to Plan participants, including certain executives of iStar Inc. (“iStar”), the parent company of SFTY Manager, LLC (our "Manager" – refer to Note 1 to the consolidated financial statements), and our directors and service providers. Grants under the Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which were satisfied as of December 31, 2021, except with respect to approximately 38,206 Caret units that vested on December 31, 2022. In addition,  in February 2022 we granted awards that will vest upon satisfaction of continuing service conditions and as of December 31, 2022, 1,100 of these Caret units are scheduled to vest on December 31, 2023. As of December 31, 2022, Plan participants held 1,423,056 Caret units, representing 14.93% of the then-outstanding Caret units and 14.23% of the then-authorized Caret units, which includes 735,000 Caret units, representing 7.71% of the then-outstanding Caret units and 7.35% of the then-authorized Caret units, and 337,500 Caret units, representing 3.54% of the then-outstanding Caret units and 3.38% of the then-authorized Caret units, held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer, and Marcos Alvarado, our President and Chief Investment Officer, respectively.

In February 2022, we sold 108,571 Caret units for $19.0 million to third-party investors and received a commitment from an existing shareholder for the purchase of 28,571 Caret units for $5.0 million (refer to Note 3 to the consolidated financial statements). Those 137,142 Caret units equal 1.37% of the then-authorized Caret units. As part of the sale, we agreed to use commercially reasonable efforts to provide public market liquidity for the Caret units by seeking to provide a listing of the Caret units (or securities into which they may be exchanged) on a public exchange within two years of the sale. In the event market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Caret Ventures LLC at such purchase price as so reduced.

In August 2022, we entered into an agreement with MSD Partners who has subscribed to purchase 100,000 Caret units from us for an aggregate purchase price of $20.0 million conditioned on the closing of the Spin-Off and the Merger (refer to Note 1 to the consolidated financial statements). MSD Partners’ obligations to purchase the Caret units are also subject to certain other conditions (refer to Note 1 to the consolidated financial statements). In November 2022, we entered into subscription agreements for an aggregate of 22,500 Caret units for an aggregate $4.5 million, or $200 per unit, with certain third-party investors. The third-party investors obligations to purchase the Caret units is contingent upon the MSD Partners’ Caret unit purchase.

In September 2022, we announced that we entered into an agreement, as approved by our board of directors, to sell a Ground Lease in the Washington, D.C. market for $136.0 million to a third-party purchaser. The sale closed on September 29, 2022. The transaction generated a net book gain for us of approximately $46.4 million. After paying closing costs, establishing reserves for Caret-related expenses and deducting the original $76.7 million cost basis to us, the remaining proceeds have been distributed approximately 84% to us and approximately 16% to the minority holders of Caret units. In addition, MSD Partners will receive a credit against their purchase price for Caret units equal to the amount they would have received had they held Caret units at the time of the distribution.

Market Opportunity: We believe that there is a significant market opportunity for a dedicated provider of Ground Lease capital like us. We believe that the market for existing Ground Leases is fragmented with ownership comprised primarily of high net worth individuals, pension funds, life insurance companies, estates and endowments. However, while we intend to pursue acquisitions of existing Ground Leases, our investment thesis is predicated, in part, on what we believe is an untapped market opportunity to expand the use of Ground Leases to a broader component of the approximately $7.0 trillion institutional commercial property market in the U.S. We intend to capture this market opportunity by utilizing multiple sourcing and origination channels, including manufacturing new Ground Leases with third-party owners and developers of commercial real estate and originating Ground Leases to provide capital for development and redevelopment. We further believe that Ground Leases generally represent an attractive source of capital for our tenants and may allow them to generate superior returns on their invested equity as compared to utilizing alternative sources of capital. We draw on the extensive investment origination and sourcing platform of iStar to actively promote the benefits of the Ground Lease structure to prospective Ground Lease tenants.

We are a Maryland corporation and completed our initial public offering in June 2017. Our common stock is listed on the New York Stock Exchange under the symbol "SAFE." We are managed by our Manager pursuant to a management contract. We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. We are structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of our properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2022, we owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of ours owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford us certain benefits as we seek to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to us.

Investment Strategy

Our primary investment objective is to construct a diversified portfolio of Ground Leases that will generate attractive high-quality risk-adjusted returns and support stable and growing distributions to our shareholders. We have identified several channels for pursuing Ground Lease investment opportunities which include:

●	Create a Ground Lease with a Third Party at Acquisition or Recapitalization. We seek to pursue opportunities where a third party acquiror or existing owner of a commercial property may be interested in utilizing a Ground Lease structure to facilitate its options with respect to its interests in the property. We will create the Ground Lease by splitting ownership of the property into an ownership interest and Ground Lease on the land, and a separate leasehold interest of the building and improvements thereon. We will acquire the ownership interest and Ground Lease on the land from the third party.
●	Originate Ground Leases to Provide Capital For Development or Value-Add Redevelopment or Repositioning. We seek opportunities where we can purchase land and simultaneously lease it pursuant to a new Ground Lease to a tenant who plans to develop a new, or significantly improve an existing, commercial property on the land.
●	Acquire Existing Ground Leases. We seek to acquire existing Ground Leases or options to acquire existing Ground Leases that are marketed for sale and actively solicit potential sellers and related property brokers of existing Ground Leases to engage in off-market transactions. Our structure as an UPREIT gives us the ability to acquire Ground Leases from owners, particularly estates and high net worth individuals, using Operating Partnership units that may provide the seller with tax advantages, as well as liquidity, portfolio diversification and professional management.

We generally intend to target Ground Leases that meet some or all of the following investment criteria:

●	Properties of any type that are located in the top 30 metropolitan areas;
●	Properties that we believe are well located in markets with high barriers to entry and that have durable cash flow;
●	Transaction sizes between $10 million and $500 million or more;
●	Average remaining initial lease terms that are typically 30 to 99 years;
●	Periodic contractual rent escalators or percentage rent participations;
●	Ground Rent Coverage, defined as the ratio of the Property’s NOI to the annualized rental payment due us, of approximately 2.0x to 4.5x. Property NOI is defined as the trailing twelve month net operating income of the building and improvements being operated at the property without giving effect to any rent paid or payable under our Ground Lease, and for this purpose we use estimates of the stabilized Property NOI if we don’t receive current tenant information and for properties under construction or in transition, in each case based on leasing activity at the property and available market information, including leasing activity at comparable properties in the relevant market;
●	Value of approximately 30% to 45% of the Combined Property Value at the commencement of the lease or the acquisition date; and
●	First year cash return on asset of between 2.5% and 5.0% and effective yields between 4.5% and 7.0%.

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

Conflict of Interest Policies

Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also officers and/or directors of iStar, and any limited partner of our Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar’s other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of Caret units; and conflicts in allocating investments to an iStar-managed investment fund in which we may invest. iStar is our largest shareholder and owned approximately 54.3% of our common stock as of December 31, 2022. In addition, two directors of iStar serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships, iStar has significant influence over us. We have adopted a policy that all transactions between iStar (and its affiliates) and us must be approved by a majority of our disinterested directors. However, we cannot assure you this policy or other policies and provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect the best interest of all shareholders. See "Risk Factors – Risks Related to our Relationship with our Manager and its Affiliates – There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders."

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

Code of Conduct

The Company has adopted a code of conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, Manager and employees of our Manager who perform services for us (the "Code of Conduct"). The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers, the Manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company’s Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company’s website at www.safeholdinc.com. The Company will disclose on its website material changes to its Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2022, there have been no amendments to the Code of Conduct and the Company has not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Human Capital Resources

We have no employees and rely on our Manager for our human capital resources. Our management agreement requires that our Manager provide us with an executive management team and other appropriate support personnel to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us, although we have granted equity compensation in the form of Caret units and other stock-based awards to members of senior management and other iStar employees and expect to do so in the future. Our Manager has advised us that it had 118 employees as of December 31, 2022 compared to 143 employees as of December 31, 2021. Substantially all of our Manager’s employees are full time employees.

Our Manager has publicly announced that scaling our business is one of its principal business strategies and that it has devoted substantial additional personnel and other resources to these efforts beginning in early 2019 when we and iStar announced an expansion of our relationship. In March 2022, iStar sold its net lease portfolio and in August 2022, we and iStar announced that we entered into a merger agreement that provides, subject to the terms and conditions thereof, that we will merge with and into iStar (the “Merger”). The aforementioned transactions have and may continue to reduce the number of iStar employees.

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

Item 1A.   Risk Factors

In addition to the other information in this report, you should carefully consider the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to Safehold Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Summary Risk Factors

●	The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.
●	Our operating performance and the market value of our properties are subject to risks associated with real estate assets.
●	The rental payments under our leases may not keep up with changes in market value and inflation.
●	We may be unable to renew expiring Ground Leases, re-lease the land or sell the properties on favorable terms or at all.
●	A lack of recourse to creditworthy counterparties may adversely affect us.
●	Counterparty, geographic and industry concentrations may expose us to financial credit risk.
●	Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.
●	Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect.
●	Our estimates of Combined Property Value are based on various assumptions and information supplied to us by our tenants, and accordingly may not be indicative of actual values.
●	There can be no assurance that we will realize any incremental value from the UCA in our owned residual portfolio or that the market price of our common stock will reflect any value attributable thereto.
●	Ground Leases with developers expose us to risks associated with property development and redevelopment that could materially and adversely affect us.
●	We may be materially and adversely affected by the exercise of leasehold mortgagee protections.
●	We are subject to the risk of bankruptcy of our tenants.
●	Cybersecurity risk and cyber incidents may adversely affect our business.
●	Our business and growth prospects have been adversely affected by the COVID-19 pandemic and could be adversely affected in the future by the COVID-19 pandemic or the outbreak of any other highly infectious or contagious diseases.
●	Termination of the management agreement would be difficult and costly.
●	Our Manager’s liability is limited under the management agreement, and we could experience poor performance or losses for which our Manager would not be liable.
●	The loss of our Manager or its key personnel could threaten our ability to operate successfully.
●	Transactions between iStar and us were negotiated between related parties and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
●	There are various potential conflicts of interest in our relationship with iStar and its affiliates, which could result in decisions that are not in the best interest of our shareholders.
●	Our board of directors will not approve each investment decision made by our Manager, which may result in our Manager making riskier investments on our behalf than would be specifically approved by our board of directors.
●	Our debt obligations will reduce cash available for distribution and expose us to the risk of default.
●	Our failure to hedge interest rates effectively could materially and adversely affect us.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on partners’ or co-venturers’ financial position and liquidity and disputes between us and our co-venturers.

●	Our credit ratings will impact our borrowing costs and our access to debt capital markets.
●	We are a holding company and will rely on funds from our Operating Partnership to pay our obligations and distributions to our shareholders.
●	The concentration of our voting power may adversely affect the ability of investors to influence our policies.
●	Certain provisions of Maryland law and our organizational documents could inhibit changes in control of our company.
●	Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.
●	Conflicts of interest exist or could arise between our shareholders and limited partners.
●	Cash available for distribution may not be sufficient to make distributions to our shareholders at expected levels, or at all.
●	The availability of shares and units for future sale could adversely affect the market price of our common stock.
●	Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.
●	The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.
●	Future issuances of debt or preferred equity securities could adversely affect our common shareholders and result in conflicts of interest.
●	Our failure to remain qualified as a REIT would subject us to taxes, which would reduce the amount of cash available for distribution to our shareholders.
●	The REIT distribution requirements could require us to borrow funds or take other actions that may be disadvantageous to our shareholders.
●	Even if we qualify as a REIT, we may incur tax liabilities that reduce our cash flow.
●	The Merger and related transactions may not be completed on the terms or timeline currently contemplated, or at all.
●	Failure to complete the Merger and related transactions could adversely affect the stock prices and the future business and financial results of iStar and the Company.
●	The Merger agreement contains provisions that could discourage a potential competing acquirer of either iStar or the Company or could result in any competing proposal being at a lower price than it might otherwise be.
●	The pendency of the Merger and related transactions could adversely affect the business and operations of iStar and the Company.
●	The Company will have the option to internalize iStar's management if the Merger has not occurred by the outside date under the Merger agreement.
●	Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Risks Related to Our Portfolio and Our Business

The market for Ground Lease transactions and the availability of investment opportunities may not meet our growth objectives.

The achievement of our investment objectives depends, in part, on our ability to continue to grow our portfolio. We cannot assure you that the market for Ground Leases will enable us to meet our growth objectives. Potential tenants may prefer to own the land underlying the improvements they intend to develop, rehabilitate or own. Negative publicity about the experience of tenants with non-Safehold Ground Leases may also discourage potential tenants. In addition, increases in interest rates have and may continue to result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market. The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. In addition, although more normalized activities have resumed, the COVID-19 pandemic could make transactions more difficult to execute. These and other factors outside our control may materially adversely affect the market for our leases and our ability to grow and meet our investment objectives.

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

The leases at most of our properties provide for rental payments that are CPI-Linked or fixed with future CPI adjustments. Many of our Ground Leases include a periodic rent increase based on prior years’ cumulative CPI growth, with the initial lookback year generally starting between years 11 and 21 of the lease term. These CPI lookbacks are generally capped between 3.0% - 3.5%. In the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. They may also not keep up with increases in market rental rates. As a result, we may not capture the full value of the land underlying our leases at given points in time or the UCA at lease expiration. Future leases that we enter into are likely to contain similar or other limitations on rent increases, which may limit the appreciation in value of our land, our net asset value and our UCA.

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

The tenants under our Ground Leases are typically special purpose entities formed to enter into our leases and own the improvements built on our land. If we have to take action to enforce our leases, we may not have access to tenants’ assets other than our lease and the tenant’s improvements. We may have limited or no recourse against a separate creditworthy guarantor. Disputes may arise that result in the tenant withholding rent payments, possibly for an extended period. If a tenant fails to maintain our land and their improvements in accordance with our lease terms, their value may decline materially. Any of these situations may result in extended periods with a significant decline in revenues or no revenues generated by a property or may impair the value of our properties and the UCA that we may realize from them.

Counterparty, geographic and industry concentrations may expose us to financial credit risk.

For the year ended December 31, 2022, our two largest tenants by revenues accounted for approximately 6.0% and 5.8%, respectively, of our total revenues. For the year ended December 31, 2022, 11.9% of our total revenues came from hotel properties. We could be materially and adversely affected by negative factors affecting such concentration. We received no percentage rent payments from our Park Hotels Portfolio in 2022 (which reflect 2021 operations) due to the impact of the COVID-19 pandemic. There could be declines in corporate budgets and consumer demand for travel even after the COVID-19 pandemic subsides, and such declines may continue for several years. Percentage rent payments under our Ground Leases are likely to continue to be negatively affected while these conditions persist. In addition, as of December 31, 2022, our portfolio had the following regional geographic concentrations based on gross book value: Northeast-39%, West-26%, Southeast-13%, Mid-Atlantic-13%, Southwest-6% and Central-3%.

Percentage rent payable under our master lease relating to the Park Hotels Portfolio is calculated on an aggregate portfolio-wide basis.

The tenant under our Park Hotels Portfolio master lease pays us percentage rent equal to 7.5% of the positive difference between the aggregate annual operating revenues of the five hotels in the portfolio for any year and a threshold amount of approximately $81.4 million. We received no percentage rent payments from our Park Hotels Portfolio in 2022 (which reflect 2021 operations) or in 2021 (which reflect 2020 operations) versus $3.6 million received in 2020 (which reflect 2019 operations). Any deterioration in the operating performance at any of the hotels in the Park Hotels Portfolio would adversely affect our ability to earn percentage rent under such hotels, and it is possible that poor operating performance at one or more such hotels could reduce or eliminate percentage rent for any annual period notwithstanding stable or improving operating performance at other hotels included in the Park Hotels Portfolio.

We are the tenant of a Ground Lease underlying a majority of our Doubletree Seattle Airport property.

The sum of our cash base rental income in place for our Doubletree Seattle Airport property as of December 31, 2022 and total percentage cash rental income during the year ended December 31, 2022 for such property totaled an aggregate of $4.5 million, or approximately 2.7% of the cash income of our entire portfolio. A majority of the land underlying our Doubletree Seattle Airport property is owned by a third party and is ground leased to us. We are obligated to pay the third-party owner of the Ground Lease $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, we pass this cost on to our tenant under the terms of our master lease. If the underlying Ground Lease is not renewed by the landlord on or before its expiration in 2044, our lease of the Doubletree Seattle Airport hotel to our tenant would also terminate which would result in the loss to us of the rental income from this hotel as well as any UCA that had not been realized by that time.

Certain tenant rights under our Ground Leases may limit the value and the UCA we are able to realize upon lease expiration, sale of our land and Ground Leases or other events.

Certain tenant rights under our Ground Leases may limit the value we are able to realize upon lease expiration, sale of our land or other events, including, among others: (i) our Park Hotels master lease gives the tenant the right to purchase one or more of the hotels at fair market value if the hotel suffers a major casualty or condemnation event, as defined under the master lease; (ii) prior to the expiration of the Ground Lease relating to an office property that represents 1.2% of the gross book value of our portfolio as of December 31, 2022, the tenant has the right to demolish the building and improvements on the property, although it cannot do so during the last five years of the lease without our prior consent. Rent under our Ground Lease must continue to be paid through the end of the lease, even if the tenant demolishes the building and any improvements on the property; (iii) the Lock Up Self Storage Facility lease gives the tenant the right to purchase our interest in the underlying land at fair market value as of the expiration of the lease in 2037; and (iv) the tenants under certain of our Ground Leases have a right of first offer or a right of first refusal to purchase the land underlying the Ground Lease should we decide to sell the land together with the Ground Lease to a third party. The existence of these rights in existing and future leases may adversely affect the value and the UCA we are able to realize upon a sale of our Ground Leases and/or make it more difficult to re-let a property after the expiration of a lease.

We rely on Property NOI as reported to us by our tenants.

In evaluating Ground Rent Coverages and estimating Combined Property Values as indicators of the security of the rent owed to us pursuant to, and the safety of our investment in, a Ground Lease, we rely, to a significant degree, on Property NOI as reported to us by our tenants, or as otherwise publicly available, without independent investigation or verification on our part. Our tenants do not, nor do we expect that future tenants will, provide us with full financial statements prepared in accordance with GAAP or audited or reviewed by an independent registered public accounting firm. Our leases generally do not specify the detail upon which such financial information must be prepared or require notice to us or our approval for rent concessions or abatements given by our tenants to their subtenants. We assume the accuracy and completeness of information provided to us by our tenants or that is publicly available and the appropriateness of the accounting methodology or principles, assumptions, estimates and judgments used in its preparation. Accordingly, no assurance can be given that the information provided to us by our tenants, or that is otherwise publicly available, is accurate or complete, which could materially and adversely affect our underwriting decisions. Tenants may also restrict our ability to disclose publicly their Property NOI. In addition, with respect to properties under development or renovation, Ground Rent Coverage reflects our estimated annual rent coverage at the expected stabilization or completion of renovation at the applicable property. There can be no assurance our estimates will prove to be correct.

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

When underwriting a potential investment and monitoring our portfolio, our estimate of Combined Property Value is based on expected lease terms, information supplied to us by our prospective tenant or tenant and numerous assumptions made by us. We do not independently investigate or verify the information provided to us by our tenants and no assurance can be given that the information is accurate. See "—We rely on Property NOI as reported to us by our tenants." The use of different information or assumptions could result in valuations that are materially lower than those used in our underwriting and portfolio monitoring processes. Our estimates of Combined Property Values represent our opinion and may not accurately reflect the current market value of the properties relating to our Ground Leases. Such estimates are based on numerous estimates and assumptions and not on contractual sale terms or third-party appraisals and, therefore, are inherently uncertain, and no assurance can be given regarding the accuracy or appropriateness of such estimates and assumptions. The application of alternative estimates or assumptions could result in valuations, by us or others, which are materially lower than those used in our underwriting and portfolio monitoring processes.

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

In Ground Lease transactions with developers, rent may not commence until construction is completed, which would subject us to risks that the developer will be unable to complete the project and have it begin paying rent to us. Risks associated with development transactions include, without limitation: (i) the availability and pricing of financing for the developer on favorable terms or at all, due to rising interest rates or otherwise; (ii) the availability and timely receipt by the developer of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents, which could affect any percentage rents that we may receive; (iv) development, repositioning and redevelopment costs may be higher than anticipated by the developer, which may cause the developer to abandon the project; and (v) cost overruns and untimely completion of construction (including due to risks beyond the developer’s control, such as weather or labor conditions, inflationary pressures, supply chain disruptions or material shortages). In addition, if our tenant has obtained leasehold financing to complete construction, and the construction lender forecloses on the mortgage following a default, there is a risk that the mortgagee or a new tenant may not have necessary or sufficient development experience to complete the project or to do so to the same standards as the original developer. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, repositioning or redevelopment activities, any of which could materially and adversely affect us.

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

The COVID-19 pandemic has adversely affected our growth and could adversely affect our business and growth in the future. At this time, we cannot predict the full extent or duration of the impacts of the COVID-19 pandemic on our business. COVID-19 or another pandemic could adversely affect us due to, among other factors:

●	closures of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	deteriorations in our tenants’ financial condition and access to capital which could cause one or more of our tenants to be unable to meet their Ground Lease obligations to us in full, or at all;

●	the impact on the hotel industry generally and our hotel assets specifically, which accounted for approximately 11.9%, 14.4% and 15.2% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, including percentage rent;
●	the impact on our percentage rent revenues, all of which are based on operating performance at our hotel properties. We recognized no percentage rent from our Park Hotels Portfolio in 2022 in respect of 2021 hotel operating performance or 2021 in respect of 2020 hotel performance. We recognized $3.6 million in percentage rent in 2020 in respect of 2019 hotel performance;
●	deteriorations in our financial performance which could cause us to be unable to satisfy debt covenants, including cash flow coverage tests in our revolving credit facility, which could trigger a default and acceleration of outstanding borrowings;
●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations, growth or address maturing liabilities;
●	a deterioration in iStar’s business performance and liquidity, which could adversely affect its ability to participate in future capital raising transactions that we may undertake;
●	delays in the supply of products or services that are needed for our and our tenants’ efficient operations; and
●	a deterioration in our Manager’s business continuity or the health of its personnel during a disruption.

In addition to the potential adverse effects described above, our business and growth prospects may be adversely affected even after the COVID-19 pandemic ends if the travel industry is impacted, which will adversely affect the hotel properties in our portfolio and the percentage rents that we receive from them, and the possibility that our office properties in urban areas experience less demand and declines in value due to a permanent shift in employees working from home or long-term relocation trends away from urban centers. As of December 31, 2022, approximately 45% of the gross book value of our Ground Lease portfolio is comprised of office properties. The lack of certainty of the COVID-19 pandemic and its after-effects on certain sectors of the economy and commercial real estate markets preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 or the possibility of another pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods.

Certain metrics that we report and monitor may not reflect the full potential impact of the COVID-19 pandemic. Our reported estimated UCA and Combined Property Value are based, in part, on third party appraisals that we obtained on a rolling quarterly basis during 2022. The estimated UCA and ratio of gross book value to the Combined Property Value of our portfolio, which are metrics that we report and that management tracks, in part, to assess risk and our seniority in capital structures, may not reflect the full effects of the COVID-19 pandemic. The unknown duration and potential impact of the COVID-19 pandemic on the economy combined with limited transaction activity makes current real estate valuations uncertain and our estimated UCA and ratio of gross book value to Combined Property Value could decline in future periods, and any such decline could be material. Our estimated Ground Rent Coverage represents the ratio of the property NOI of the commercial properties being operated on our land to the Ground Lease payment due to us, as of the date of determination. With respect to properties under development or in transition or for which financial statements are not available, we use our internal underwritten estimates of Ground Rent Coverage at stabilization and third-party valuations where available, none of which has been adjusted to take into account any effects of the COVID-19 pandemic. With respect to other properties, the property NOI available to us at December 31, 2022 may not be indicative of future periods, depending on the direction and magnitude of the effects of the COVID-19 pandemic for the entire period. Given the uncertainty surrounding the COVID-19 pandemic and its effects, and the limitations of the information used in our estimates it is possible that the actual Ground Rent Coverage may be lower than our estimate, now or in the future.

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

Conflicts of interest may exist or could arise in the future with iStar and its affiliates, including our Manager, our executive officers and/or directors who are also directors or officers of iStar. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and iStar or our Manager; conflicts in the amount of time that officers and employees of our Manager will spend on our affairs versus iStar’s other affairs; conflicts in future transactions that we may pursue with iStar; conflicts between the interests of our stockholders and the management holders of Caret units; and conflicts in allocating investments to an iStar-managed investment fund in which we may invest, as discussed further below. Transactions between iStar and us would be subject to the approval of a majority of our independent directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. As of December 31, 2022, iStar owned approximately 54.3% of our outstanding common stock. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Additionally, the fiduciary duties of executive officers and our directors who are also directors or officers of iStar to iStar and us may come in conflict from time to time. Our Manager is a wholly-owned subsidiary of iStar. As a result of the foregoing relationships and iStar’s significant ownership of our common stock, iStar has significant influence over us.

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

We have been able to execute individual investments in pre-development Ground Leases under a program targeting such investments. In certain instances, iStar originated a pre-development Ground Lease and we entered into a forward commitment to purchase those Ground Leases upon the project’s developer meeting certain conditions (refer to Note 13 to the consolidated financial statements). These transactions were approved by our independent directors in accordance with our policy with respect to transactions in which iStar is also a participant. There can be no assurance that we will complete these transactions, or that the terms are as favorable as those we may achieve in an arm’s length transaction with unaffiliated parties.

See also “Risks Related to the Merger with iStar” below.

There can be no assurance that this fund will be successful and making investments through the fund may be less favorable to us than making them directly.

The fund pursues a new investment strategy targeting pre-development Ground Leases and there can be no assurance that the fund will be successful in implementing this strategy or in originating investments. Moreover, there can be no assurance that the pre-development projects underlying the fund’s Ground Leases would achieve the conditions necessary to meet our investment criteria for purchase in the future. We currently expect that the time for a project to move from pre-development to development will range from one to four years. Investments in the fund, or financial commitments to fund future Ground Leases, could reduce the amount of available capital for other investments, and could limit our financial flexibility or require us to increase our leverage. Moreover, our manager has no track record in completing Ground Lease transactions that would meet any such fund’s investment criteria. As a potential limited partner in the fund, we would receive only a portion of the returns from the investments while they are held by the fund. Such returns will be reduced by the fees paid to the manager of the fund and may exceed the fee we pay our iStar-affiliated manager. In addition, as a limited partner, we would have no active role in managing the fund and only limited approval rights. Our interest in the fund would be illiquid. If we enter into any forward purchase agreement or other arrangement to purchase a Ground Lease from such fund in the future, any such agreement or arrangement may not be priced to appropriately reflect any decline in the value of the Ground Lease due to changes in interest rates, material adverse changes in the property or the Ground Lease tenant or other factors between the time of its origination and the time that we purchase it from the fund, or other unanticipated events. Furthermore, we may be required to finance such commitments in the future, and there can be no assurance that such financing will be available on attractive terms, or at all.

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

Our borrowing costs on our Unsecured Revolver and our new $500 million unsecured revolving credit facility (refer to Note 14 to the consolidated financial statements) and our access to debt capital markets will depend significantly on our credit ratings, which are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors. Our unsecured corporate credit ratings from major national credit rating agencies are currently investment grade. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take that may reduce our profitability or that require us to incur additional indebtedness. Any downgrade in our credit ratings will increase our borrowing costs on our Unsecured Revolver and our new $500 million unsecured credit facility and could have a material adverse effect on our ability to raise capital in the debt capital markets, which could in turn have a material adverse effect on our business, liquidity and the market price of our common stock.

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

As of December 31, 2022, iStar owned approximately 54.3% of the outstanding shares of our common stock. We entered into a Stockholder’s Agreement with iStar, pursuant to which iStar agreed to limit its aggregate voting power in us to 41.9% and iStar agreed to certain standstill provisions. Consequently, iStar has the ability to influence the outcome of matters presented to our shareholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. Two directors of iStar also serve on our board of directors, including Jay Sugarman, who is the chief executive officer of iStar and our chief executive officer. Our directors, executive officers and iStar could exercise influence in a manner that is not in the best interest of our other shareholders. The concentration of voting power in iStar might also have the effect of delaying, deferring or preventing a change of control that our other shareholders may view as beneficial.

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

Distributions to holders of Caret units will reduce distributions to us upon certain transactions, and sales of additional Caret units may dilute the economic interests of our common stockholders.

Caret units generally entitle holders to a share of cash distributions in respect of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. The number of authorized Caret units is currently a fixed amount. Issuances of additional shares of our common stock will reduce an individual stockholder’s indirect interest in Caret units, while the interests of Caret unit holders are subject to limited dilution.

We have established an equity incentive plan (the “Plan”) providing for grants of Caret units to our directors, officers and employees of our Manager and other eligible participants representing up to 15% of all distributions made to holders of Caret units. In addition to the Caret units reserved for issuance under the Plan, in February 2022, we sold 108,571 Caret units to third-party investors and received a commitment from an existing stockholder (which is affiliated with one of our independent directors) for the purchase of 28,571 Caret units, representing an aggregate of 1.37% of the then-authorized Caret units and 1.42% of the outstanding Caret units. In August 2022, we entered into a commitment to sell 1.0% of the then-authorized Caret units to MSD Partners (refer to Note 1 to the consolidated financial statements), conditioned on, among other things, the closing of the Merger and the implementation of certain changes to the Caret program. In November 2022, we entered into subscription agreements to sell 0.23% of the then-authorized Caret units to a group of third-party investors. The third-party investors obligations to purchase the Caret units is contingent upon the MSD Partners’ Caret unit purchase. As a result of the foregoing transactions, we will own the remaining 82.6% of the then-outstanding Caret units. We may choose to issue new Caret units or sell outstanding Caret units to third parties in the future. Any such issuances or sales will not require approval from our common stockholders and would reduce our current percentage interest (and indirectly the interest of our common stockholders) in cash distributions in respect of Caret units. Moreover, the price at which additional Caret units are sold may not be commensurate to the cash distributions we or our common stockholders would have received if we had retained such Caret units.

In connection with the February 2022 sale, we agreed to use commercially reasonable efforts to provide public market liquidity for the Caret units, or securities into which they may be exchanged, prior to the second anniversary of such sales. There can be no assurances that we will be able to provide public market liquidity within such timeframe, or at all, and if we are unable to do so, such investors have a right to require us to redeem their Caret units purchased in February 2022. Even if we are able to provide public market liquidity an active trading market may not develop, or be sustained, and the market price of such securities may be volatile. Additionally, in connection with the pursuit of public market liquidity, we may restructure the Caret units, or securities into which they may be exchanged.

Thus, holders of our common stock bear the risk that Caret units will dilute their economic interests and other attributes of ownership in us and may materially and adversely affect the market price of shares of our common stock.

The terms of Caret units could result in conflicts of interest between holders of our common stock and holders of Caret units. Our management’s ownership of Caret units creates potential conflicts of interest.

Given the disparate economic rights belonging to holders of Caret units in Caret Ventures and holders of GL units in Caret Ventures with respect to ground lease assets owned directly or indirectly by Caret Ventures, there are inherent conflicts of interest between such groups and, accordingly, between holders of Caret units, which includes members of our management, and holders of our common stock due to our ownership of all outstanding GL units but not all outstanding Caret units. Such conflicts may arise with respect to investment, management, capital and operating decisions, including:

●	whether to invest in ground leases that hold greater potential for future distributions to Caret unit holders versus current distributions to GL units and therefore common stockholders;
●	whether to extend, sell, hold or refinance a ground lease asset in the future;
●	whether to issue new shares of common stock; and
●	whether to issue or sell additional Caret units.

While our management and its board of directors may consider our interest as a Caret unit holder, neither is obligated to separately consider the interests of Caret unit holders when making such decisions. Our board of directors intends to exercise its judgment from time to time, depending on the circumstances, as it believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweigh any perceived advantages of adopting additional specific procedures.

Additionally, our management’s ownership of Caret units creates potential conflicts of interest. During the third quarter of 2018, SAFE adopted, and in the second quarter of 2019, its stockholders approved, an equity incentive plan (the “Plan”). Fifteen percent of the then-authorized number of Caret units were reserved for grants of performance-based awards under the Plan to Plan participants, including certain of our executives. Grants under the Plan were subject to graduated vesting based on time-based service conditions and hurdles of our common stock price, all of which were satisfied as of December 31, 2022.  In February 2022, we granted awards to employees of the Manager that will vest upon satisfaction of continuing service conditions and as of December 31, 2022, 1,100 Caret units are scheduled to vest on December 31, 2023. As of December 31, 2022, our officers and other employees of our Manager beneficially owned approximately 13.19% of the then-authorized Caret units, including 7.35% and 3.38% held directly and indirectly by Jay Sugarman, our Chairman and Chief Executive Officer, and Marcos Alvarado, our President and Chief Investment Officer, respectively. This creates potential conflicts of interest when management is faced with decisions that could have different implications for holders of Caret units and holders of our common stock, as management may be incentivized to make decisions that benefit holders of Caret units as opposed to holders of our common stock.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at the regular corporate rate, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of cash available for distribution to our shareholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, if we are treated as a "successor" of iStar (within the meaning of Treasury Regulations Section 1.856-8(c)(2)) and iStar’s REIT status were terminated or revoked, we would be prohibited from electing to be taxed as a REIT until the fifth calendar year following the year in which iStar Inc.’s qualification was lost.

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

Risks Related to the Merger with iStar

The Merger and related transactions may not be completed on the terms or timeline currently contemplated, or at all.

The completion of the Merger and related transactions are subject to certain conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of iStar’s stockholders, (iii) completion of the spin-off, (iv) the approval of the shares of New SAFE (refer to Note 1 to the consolidated financial statements) common stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vi) generation of certain cash proceeds, (vii) the receipt of certain tax opinions by iStar and the Company that the Merger will qualify as a reorganization under the Internal Revenue Code and that iStar and the Company each qualifies as a REIT for federal income tax purposes, (viii) the accuracy of certain representations and warranties of iStar and the Company contained in the Merger agreement and the compliance by the parties with the covenants contained in the Merger agreement (subject to customary materiality qualifiers), and (ix) certain other conditions specified in the Merger agreement. Neither iStar nor the Company can provide assurances that the Merger and related transactions will be consummated on the terms or timeline currently contemplated, or at all.

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

The Merger agreement contains provisions that, subject to limited exceptions, restrict the ability of each of iStar and the Company to, directly or indirectly, initiate, solicit, propose, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 15% or more of the stock or consolidated net revenues, net income or total assets of iStar or the Company. In addition, either iStar or the Company generally has an opportunity to offer to modify the terms of the Merger agreement in response to any competing “superior proposal” (as defined in the Merger Agreement) that may be made to the other party before the special committee of the boards of directors of iStar or the Company, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger agreement to enter into such superior proposal. In some circumstances, one of the parties will be required to pay a substantial termination fee to the other party.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of iStar or the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger agreement. In addition, iStar’s significant ownership interest and voting power in the Company could discourage a potential competing acquirer for the Company.

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

If the Merger has not occurred by the outside date under the Merger agreement, we will have the option to internalize iStar’s management, which may be costly and could have a dilutive impact on our existing stockholders.

If the Merger agreement is terminated because the Merger has not occurred by September 30, 2023, we will have the option under certain circumstances to terminate the existing external management agreement and internalize iStar’s management. If we exercise this option under the Merger agreement to become internalized, we must pay iStar $100.0 million, of which up to $60.0 million may be paid in cash at our discretion. The remainder would be paid in shares of our common stock, which would have a dilutive impact on our existing stockholders. If we exercise this option, iStar would become externally-managed by us pursuant to a management agreement that we and iStar have agreed to negotiate in good faith. These changes in our management structure may adversely affect us and the market value of our securities.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Two lawsuits have been filed and additional lawsuits may in the future be filed against us, our Board of Directors or other parties to the Merger Agreement challenging the Merger with iStar and making other claims in connection therewith. Two lawsuits have been brought by purported stockholders and seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not prohibited, made illegal or enjoined by any applicable law or regulation or by any judgment, injunction, order or decree. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal executive offices are located at 1114 Avenue of the Americas, New York, New York, 10036. See Item 8—"Financial Statements and Supplementary Data—Schedule III for a listing of properties held by us for investment purposes.

Item 3.   Legal Proceedings

On December 23, 2022, following the announcement of the Merger, a purported stockholder of the Company filed a complaint against the Company and each member of the Board of Directors alleging violations of the federal securities laws in a case captioned Ryan O’Dell v. Safehold Inc. et al., No. 22-cv-10862 (SDNY) (“O’Dell Action”). Such complaint alleges that the Registration Statement filed on December 16, 2022 omits material information with respect to the Merger and that, as a result, all defendants violated Section 14(a) of the Exchange Act, Rule 14a-9, and 17 C.F.R. § 244.100, and that each member of the Board of Directors violated Section 20(a) of the Exchange Act. The complaint seeks injunctive relief, rescission in the event the Merger is consummated or alternatively rescissory damages, plaintiff’s attorneys’ and experts’ fees and costs, and other such relief that the court deems just and proper. On February 10, 2023, a second purported stockholder of the Company filed a complaint against the Company and each member of the Board of Directors raising similar allegations about the Schedule 14A Definitive Proxy statement filed on January 31, 2023 and seeking similar relief as in the O’Dell Action, with such case captioned John Thompson v. Safehold Inc. et. al, No. 23-cv-01164 (SDNY) (“Thompson Action”). In addition, two purported stockholders of the Company sent demand letters and one purported stockholder sent a draft complaint alleging similar deficiencies in the Registration Statement and Proxy Statement, as the case may be, as those alleged in the O’Dell Action and Thompson Action.

                Additional lawsuits and demands may be filed or made, respectively, against the Company, the Board of Directors, or the Company’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with indemnification.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

Our common stock trades on the NYSE under the symbol "SAFE." Computershare is the transfer agent and registrar for our common stock. We had 902 holders of record of common stock as of February 10, 2023. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Unregistered Sales of Equity Securities

In addition to previously reported unregistered sales of equity securities, in October 2022, we issued 209,983 shares of our common stock to our Manager as payment for the management fee for the three months ended September 30, 2022. These shares were not registered under the Securities Act in reliance upon exemption from registration provided by Section 4(a)(2) of the Securities Act. Such shares are subject to certain resale restrictions.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2022.

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

The following table presents certain information about our equity compensation plan as of December 31, 2022:

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plans Category	warrants and rights	warrants and rights	reflected in column (a))
Equity incentive plans approved by shareholders(1)	—	—	698,500
Equity incentive plans not approved by shareholders	—	—	—
(1)	Composed of the 2017 Equity Incentive Plan.

In the third quarter 2018, we adopted an equity incentive plan providing for grants of interests (called "Caret units") in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. Our shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of our common stock price, all of which were satisfied as of December 31, 2022. In February 2022, we granted awards to employees of the Manager that will vest upon satisfaction of continuing service conditions and as of December 31, 2022, 1,100 Caret units are scheduled to vest on December 31, 2023. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above our investment basis in our Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. After sales of Caret units and consummation of commitments to sell Caret units to third-party investors (refer to Item 1 - Business), we will own the remaining 82.6% of the Caret units. At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to our independent directors and employees of the Manager and were recognized over a period of four years. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 vested in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, were scheduled to vest over three years upon satisfaction of continuing service conditions. As of December 31, 2022, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 is included in Part II, Item 7 of our 2021 Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance.

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

Business Overview

We acquire, manage and capitalize Ground Leases and report our business as a single reportable segment. We believe owning a portfolio of Ground Leases affords our investors the opportunity for safe, growing income. Safety is derived from a Ground Lease’s senior position in the commercial real estate capital structure. Growth is realized through long-term leases with contractual periodic increases in rent. Capital appreciation is realized though appreciation in the value of the land over time and through our typical rights as landlord to acquire the commercial buildings on our land at the end of a Ground Lease, which may yield substantial value to us. As of December 31, 2022, the percentage breakdown of the gross book value of our portfolio was 45% office, 36% multi-family, 12% hotels, 4% life science and 3% mixed use and other. The diversification by geographic location, property type and sponsor in our portfolio further reduces risk and enhances potential upside.

Many of our Ground Leases have CPI lookbacks, generally starting between years 11 and 21 of the lease term, to mitigate the effects of inflation. However, these are typically capped between 3.0% - 3.5% and in the event cumulative inflation growth for the lookback period exceeds the cap, these rent adjustments may not keep up fully with changes in inflation. In January 2022, the Consumer Price Index (“CPI”) rose to its highest rate in over 40 years. Since then the Federal Reserve has raised interest rates multiple times and it has stated that it is likely it will continue to raise interest rates in 2023. Any increase in interest rates may result in a reduction in the availability or an increase in costs of leasehold financing, which is critical to the growth of a robust Ground Lease market.

The COVID-19 pandemic is not currently materially impacting our new investment activity, but we continue to monitor its potential impact, which could slow new investment activity because of reduced levels of real estate transactions and constrained conditions for equity and debt financing for real estate transactions, including leasehold loans. If these conditions arise, they will adversely affect our growth prospects while they persist. The COVID-19 pandemic impacted our Park Hotels Portfolio, and we received no percentage rent revenues in 2022 in respect of 2021 hotel operating performance. See the "Risk Factors" section of this 10-K for additional discussion of certain potential risks to our business arising from the COVID-19 pandemic.

Our Portfolio

Our portfolio of properties is diversified by property type and region. Our portfolio is comprised of Ground Leases and a master lease (relating to five hotel assets that we refer to as our “Park Hotels Portfolio”) that has many of the characteristics of a Ground Lease. As of December 31, 2022, our estimated portfolio Ground Rent Coverage was 3.9x (see the "Risk Factors -Our estimated UCA, Combined Property Value and Ground Rent Coverage, may not reflect the full potential impact of the COVID-19 pandemic and may decline materially in future periods, -We rely on Property NOI as reported to us by our tenants, -Our estimates of Ground Rent Coverage for properties in development or transition, or for which we do not receive current tenant financial information, may prove to be incorrect" in this Form 10-K for a discussion of our estimated Ground Rent Coverage).

Below is an overview of the top 10 assets in our portfolio as of December 31, 2022 (based on gross book value and excluding unfunded commitments):(1)

			Lease
	Property		Expiration /	Rent Escalation	% of Gross
Property Name	Type	Location	As Extended	Structure	Book Value
425 Park Avenue(2)	Office	New York, NY	2090 / 2090	Fixed with Inflation Adjustments	6.0%
135 West 50th Street	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	5.2%
195 Broadway	Office	New York, NY	2118 / 2118	Fixed with Inflation Adjustments	5.0%
Park Hotels Portfolio(3)	Hotel	Various	2025 / 2035	% Rent	3.8%
Alohilani	Hotel	Honolulu, HI	2118 / 2118	Fixed with Inflation Adjustments	3.6%
685 Third Avenue	Office	New York, NY	2123 / 2123	Fixed with Inflation Adjustments	3.3%
20 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.9%
1111 Pennsylvania Avenue	Office	Washington, DC	2117 / 2117	Fixed with Inflation Adjustments	2.6%
100 Cambridgeside	Life Science	Cambridge, MA	2121 / 2121	Fixed with Inflation Adjustments	2.4%
Columbia Center	Office	Washington, DC	2120 / 2120	Fixed with Inflation Adjustments	2.4%
(1)	Gross book value represents the historical purchase price plus accrued interest on sales-type leases.
(2)	Gross book value for this property represents our pro rata share of the gross book value of our unconsolidated venture (refer to Note 6 to the consolidated financial statements).
(3)	The Park Hotels Portfolio consists of five properties and is subject to a single master lease. A majority of the land underlying one of these properties is owned by a third party and is ground leased to us through 2044 subject to changes in the CPI; however, our tenant at the property pays this cost directly to the third party.

The following tables show our portfolio by region and property type as of December 31, 2022, excluding unfunded commitments:

% of Gross
Region	Book Value
Northeast	39%
West	26
Southeast	13
Mid Atlantic	13
Southwest	6
Central	3

% of Gross
Property Type	Book Value
Office	45%
Multifamily	36
Hotel	12
Life Science	4
Mixed Use and Other	3

Unfunded Commitments

We have unfunded commitments to certain of our Ground Lease tenants related to leasehold improvement allowances that we expect to fund upon the completion of certain conditions. As of December 31, 2022, we had $308.2 million of such commitments.

We also have unfunded forward commitments related to agreements that we entered into for the acquisition of Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13 to the consolidated financial statements). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants upon the completion of certain conditions. As of December 31, 2022, we had an aggregate $398.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that we will acquire the Ground Leases or fund the leasehold improvement allowances.

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	For the Years Ended December 31,
	2022	2021	$ Change

	(in thousands)
Interest income from sales-type leases	$202,258	$118,824	$83,434
Operating lease income	66,817	67,667	(850)
Other income	1,238	523	715
Total revenues	270,313	187,014	83,299
Interest expense	128,969	79,707	49,262
Real estate expense	3,110	2,663	447
Depreciation and amortization	9,613	9,562	51
General and administrative	38,614	28,753	9,861
Other expense	10,189	868	9,321
Total costs and expenses	190,495	121,553	68,942
Gain on sale of net investment in lease	55,811	—	55,811
Loss on early extinguishment of debt	—	(216)	216
Earnings from equity method investments	9,055	6,279	2,776
Selling profit from sales-type leases	—	1,833	(1,833)
Net income	$144,684	$73,357	$71,327

Interest income from sales-type leases increased to $202.3 million for the year ended December 31, 2022 from $118.8 million for the year ended December 31, 2021. The increase was due primarily to the origination of additional Ground Leases classified as sales-type leases and Ground Lease receivables.

Operating lease income decreased to $66.8 million during the year ended December 31, 2022 from $67.7 million for the year ended December 31, 2021. The decrease was due primarily to a decrease of $2.7 million attributable to an operating lease being reclassified to a sales-type lease in the third quarter 2021 (refer to Note 4 to the consolidated financial statements), which was partially offset by an increase in percentage rent of $1.0 million.

Other income for both the years ended December 31, 2022 and 2021 includes $0.4 million of other income relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease. Other income for the year ended December 31, 2022 also includes $0.8 million of other ancillary income related to nonrefundable deposits on unsuccessful deals and other items. Other income for the year ended December 31, 2021 also includes $0.1 million of other ancillary income.

During the year ended December 31, 2022, we incurred interest expense from our debt obligations of $129.0 million compared to $79.7 million during the year ended December 31, 2021. The increase during the year ended December 31, 2022 was primarily the result of $33.4 million of interest expense on new unsecured notes issuances and $15.4 million of additional expense on our Unsecured Revolver due to higher borrowings which accrued interest at higher rates in 2022 due to an increase in LIBOR.

Real estate expense during the years ended December 31, 2022 and 2021 was $3.1 million and $2.7 million, respectively, and consisted primarily of the amortization of an operating lease right-of-use asset, property taxes, legal fees, property appraisal fees and insurance expense. In addition, during both the years ended December 31, 2022 and 2021, we also recorded $0.4 million of real estate expense relating to a Ground Lease in which we are the lessee but our tenant at the property pays this expense directly under the terms of a master lease.

Depreciation and amortization was $9.6 million and $9.6 million during the years ended December 31, 2022 and 2021, respectively, and primarily relates to our ownership of the Park Hotels Portfolio and a multi-family property and the amortization of in-place intangible assets.

General and administrative expenses include management fees, an allocation of expenses to us from our Manager, costs of operating as a public company and stock-based compensation (primarily to our non-management directors). The following table presents our general and administrative expenses for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Years Ended
	December 31,
	2022	2021
Management fees(1)	$20,252	$14,865
Expense reimbursements to the Manager(1)	12,500	7,500
Public company and other costs	4,316	4,638
Stock-based compensation(2)	1,546	1,750
Total general and administrative expenses	$38,614	$28,753
(1)	Refer to Note 13 to the consolidated financial statements. Historically, pursuant to the Manager’s option under the management agreement, the Manager has elected to not seek reimbursement for certain expenses. This historical election is not a waiver of reimbursement for similar expenses in future periods and the Manager has started to elect to seek, and may further seek in the future, reimbursement of such additional expenses that it has not previously sought, including, without limitation, rent, overhead and certain personnel costs.
(2)	During the years ended December 31, 2022 and 2021, $1.1 million and $1.1 million, respectively, of stock-based compensation represented compensation to our non-management directors.

During the year ended December 31, 2022, other expense consists primarily of legal costs associated with our Merger with iStar (refer to Note 1 to the consolidated financial statements) as well as fees related to our Caret units program, unsuccessful pursuit costs and fees related to our derivative transactions. During the year ended December 31, 2021, other expense consists primarily of investment pursuit costs and fees related to public company filings. The increase in 2022 was primarily due to legal costs incurred in connection with our Merger transaction with iStar.

During the year ended December 31, 2022, we sold a Ground Lease to a third-party for $136.0 million and recognized a gain on sale of net investment in lease of $55.8 million.

During the year ended December 31, 2021, loss on early extinguishment of debt resulted from the replacement of our secured revolving credit facility with our Unsecured Revolver (refer to Note 8 to the consolidated financial statements).

During the year ended December 31, 2022, earnings from equity method investments resulted from our $3.4 million pro rata share of income from the 425 Park Avenue venture and our $5.7 million pro rata share of income from an equity interest in a Ground Lease we acquired in June 2021 (refer to Note 6 to the consolidated financial statements). During the year ended December 31, 2021, earnings from equity method investments resulted from our $3.4 million pro rata share of income from the 425 Park Avenue venture and our $2.9 million pro rata share of income from the equity interest we acquired in June 2021.

During the year ended December 31, 2021, selling profit from sales-type leases resulted from the reclassification of one existing operating lease to a sales-type lease (refer to Note 4 to the consolidated financial statements).

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

In the first quarter 2021, we received investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ and entered into an unsecured revolver (refer to Note 8 to the consolidated financial statements) with a total capacity of $1.35 billion (the “Unsecured Revolver”). In the second quarter 2021, the fourth quarter 2021, the first quarter 2022 and the second quarter 2022, we issued four tranches of unsecured notes with varying fixed-rates and maturities ranging from June 2031 to May 2052 (collectively the “Notes”).  Our most recent issuance in May 2022 features a stairstep coupon structure (refer to Note 8 to the consolidated financial statements) that is unique in the unsecured and investment-grade market and will benefit key cash flow metrics. In January 2023, we closed on a new $500 million unsecured revolving credit facility. The new facility has a current borrowing rate of adjusted SOFR plus 100 basis points, with a maturity of July 31, 2025. We also amended our Unsecured Revolver (refer to Note 8 to the consolidated financial statements) primarily to transition from LIBOR to SOFR. As evidenced by our new unsecured revolving credit facility, our Unsecured Revolver and the Notes, we believe the strong credit profile we have established utilizing our modern Ground Leases and our current investment-grade credit ratings from Moody's Investors Services of Baa1 and Fitch Ratings of BBB+ will further accelerate our ability to bring commercial real estate owners, developers and sponsors more efficiently priced capital.

Our Unsecured Revolver replaced our secured revolving credit facility in the first quarter 2021. With its increased size of total capacity of $1.35 billion and reduced cost, our Unsecured Revolver allows us significant operational and financial flexibility and supports our ability to scale our Ground Lease platform.

In the first quarter 2021, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. There were no sales under the ATM program for the year ended December 31, 2022. As of December 31, 2022, we had $248.9 million of aggregate purchase price remaining under our ATM.

In March 2022, we sold 2,000,000 shares of our common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, we sold $191.2 million in shares, or 3,240,000 shares, of our common stock to iStar in a private placement. We incurred approximately $5.1 million of offering costs in connection with these transactions.

As of December 31, 2022, we had $20.1 million of unrestricted cash and $660.0 million of undrawn capacity on our Unsecured Revolver. We refer to this unrestricted cash and additional borrowing capacity on our Unsecured Revolver as our “equity” liquidity which can be used for general corporate purposes or leveraged to acquire or originate new Ground Lease assets. Our primary sources of cash to date have been proceeds from equity offerings and private placements, proceeds from our initial capitalization by iStar and two institutional investors and borrowings from our debt facilities, unsecured notes and mortgages. Our primary uses of cash to date have been the acquisition/origination of Ground Leases, repayments on our debt facilities and distributions to our shareholders.

We expect our short-term liquidity requirements to include debt service on our debt obligations (refer to Note 8 to the consolidated financial statements), distributions to our shareholders, working capital, cash to fund Merger consideration, new acquisitions and originations of Ground Lease investments, expense reimbursements to our Manager and payments of fees under our management agreement to the extent we do not elect to pay the fees in common stock (refer to Note 13 to the consolidated financial statements). Our primary sources of liquidity going forward will generally consist of cash on hand and cash flows from operations, new financings, unused borrowing capacity under our Unsecured Revolver (subject to the conditions set forth in the applicable loan agreement) and common and/or preferred equity issuances. We expect that we will be able to meet our liquidity requirements over the next 12 months and beyond.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Years Ended
	December 31,
	2022	2021	Change
Cash flows provided by operating activities	$64,852	$26,917	$37,935
Cash flows used in investing activities	(1,145,953)	(1,287,991)	142,038
Cash flows provided by financing activities	1,090,975	1,203,123	(112,148)

The increase in cash flows provided by operating activities during 2022 was due primarily to a net positive change in cash flows from hedges that resulted from us receiving $11.0 million from our hedges in 2022 versus payments on hedges of $19.9 million in 2021 (refer to Note 10 to the consolidated financial statements) and an increase in rents collected in 2022 from new originations and acquisitions of Ground Leases. The decrease in cash flows used in investing activities during 2022 was due primarily to proceeds received in 2022 from the sale of a net investment in lease (refer to Note 4 to the consolidated financial statements). The decrease in cash flows provided by financing activities during 2022 resulted primarily from a net decrease in proceeds from debt obligations, which was partially offset by an increase in proceeds from the issuance of common stock.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by our Ground Leases. As of December 31, 2022, our mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

In January 2022, the Operating Partnership (as issuer) and us (as guarantor), issued $475.0 million aggregate principal amount of privately-placed 3.98% senior notes due February 2052. The Operating Partnership elected to draw these funds in March 2022. We may, at our option, prepay at any time all, or from time to time any part of, the 3.98% Notes, in an amount not less than 5% of the aggregate principal amount of the 3.98% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture, for such tranche determined for the prepayment date with respect to such principal amount; provided, that, so long as no default or event of default shall then exist, at any time on or after November 15, 2051, we may, at our option, prepay all or any part of the 3.98% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

In May 2022, the Operating Partnership (as issuer) and us (as guarantor), issued $150.0 million aggregate principal amount of privately-placed 5.15% senior notes due May 2052 (the “5.15% Notes”).  The structure of the 5.15% Notes features a stairstep coupon rate in which we will pay cash interest at a rate of 2.50% in years 1 through 10, 3.75%

in years 11 through 20, and 5.15% in years 21 through 30. The difference between the 5.15% stated rate and the cash interest rate will accrue in each semi-annual payment period and be paid in kind by adding such accrued interest to the outstanding principal balance, to be repaid at maturity in May 2052.We may, at our option, prepay at any time all, or from time to time any part of, the 5.15% Notes, in an amount not less than 5% of the aggregate principal amount of the 5.15% Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and the applicable make-whole amount calculated in accordance with the indenture; provided, that, so long as no default or event of default shall then exist, at any time on or after February 13, 2052, we may, at our option, prepay all or any part of the 5.15% Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date, without any make-whole amount.

Unsecured Revolver— In March 2021, the Operating Partnership (as borrower) and us (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, we obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by us, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00%, subject to our credit ratings. We also pay a facility fee of 0.125%, subject to our credit ratings. As of December 31, 2022, there was $660.0 million of undrawn capacity on the Unsecured Revolver.

Debt Covenants—We are subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict our or certain of our subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. Our 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. Our 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into the Operating Partnership’s and/or our existing or future material credit facilities, including the Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. Our mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2022, we were in compliance with all of our financial covenants.

Supplemental Guarantor Disclosure

In March 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. We and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As of December 31, 2022, the Operating Partnership had issued and outstanding the Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Notes are guaranteed on a senior basis by us. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of ours.

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

We account for our acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values and included in "Real estate-related intangible assets, net" on our consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on our consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in our consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. We may also engage in sale/leaseback transactions whereby we execute a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

Reserve for losses on net investment in sales-type leases and Ground Lease receivables— We evaluate our net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310 - Receivables. As part of our process for monitoring the credit quality of our net investment in sales-type leases and Ground Lease receivables, we perform a quarterly assessment for each of our net investment in sales-type leases and Ground Lease receivables. We generally target Ground Lease investments in which the initial cost of the Ground Lease represents 30% to 45% of the Combined Property Value. As such, we believe our Ground Lease investments represent a safe position in a property’s capital structure. This safety is derived from the typical structure of a Ground Lease under which the landlord has a residual right to regain possession of its land and take ownership of the buildings and improvements thereon upon a tenant default. The landlord’s residual right provides a strong incentive for a Ground Lease tenant or its leasehold lender to make the required Ground Lease rent payments and, as such, we believe there is a low likelihood of default on our net investment in sales-type leases and Ground Lease receivables. We consider a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2022, all of our net investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.

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

As of December 31, 2022, we had $2.9 billion principal amount of fixed-rate debt outstanding and $690.0 million principal amount of floating-rate debt outstanding. The following table quantifies the potential changes in annual net income should interest rates decrease or increase by 10, 50 and 100 basis points, assuming no change in our interest earning assets, interest bearing liabilities, the shape of the yield curve (i.e., relative interest rates) and excludes derivative contracts. The base interest rate scenario assumes the one-month LIBOR rate of 4.39157% as of December 31, 2022. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income (Loss)
-100 Basis Points	$6,900
-50 Basis Points	3,450
-10 Basis Points	690
Base Interest Rate	—
+10 Basis Points	(690)
+ 50 Basis Points	(3,450)
+100 Basis Points	(6,900)

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	41
Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	44
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	45
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	46
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	47
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	48
Notes to Consolidated Financial Statements	50
Financial Statement Schedule:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020	74

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safehold Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company accounts for the acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values.

The relative fair value determination of assets acquired and liabilities assumed required management to make estimates related to the future expected cash flows, including market rent growth rates and expense growth rates, as well as the terminal capitalization and discount rates. We performed audit procedures to evaluate the reasonableness of these estimates which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed by the Company included the following, among others:

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, and (3) market rent, expense growth, discount and terminal capitalization rates by developing a range of independent estimates based on market data and comparing our estimates to those used by management. We also tested the mathematical accuracy of the calculation of management’s analysis.

•	We assessed the reasonableness of management’s projections of rental revenue by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.

•	We tested the effectiveness of internal controls over critical assumptions including management’s controls over:

◾	The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards and previous Company acquisitions.
◾	Assumptions for allocating the purchase price to tangible and intangible assets and liabilities.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 14, 2023

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Safehold Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Safehold Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 14, 2023

Safehold Inc.

Consolidated Balance Sheets(1)

(In thousands, except per share data)

	As of December 31,
	2022	2021
ASSETS
Net investment in sales-type leases	$3,106,599	$2,412,716
Ground Lease receivables	1,374,716	796,252
Real estate
Real estate, at cost	740,971	740,971
Less: accumulated depreciation	(34,371)	(28,343)
Real estate, net	706,600	712,628
Real estate-related intangible assets, net	217,795	224,182
Total real estate, net and real estate-related intangible assets, net	924,395	936,810
Equity investments in Ground Leases	180,388	173,374
Cash and cash equivalents	20,066	29,619
Restricted cash	28,324	8,897
Deferred operating lease income receivable	148,870	117,311
Deferred expenses and other assets, net	67,564	40,747
Total assets	$5,850,922	$4,515,726
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$100,357	$67,592
Real estate-related intangible liabilities, net	64,591	65,429
Debt obligations, net	3,521,359	2,697,503
Total liabilities	3,686,307	2,830,524
Commitments and contingencies (refer to Note 9)
Redeemable noncontrolling interests (refer to Note 3)	19,011	—
Equity:
Safehold Inc. shareholders' equity:
Common stock, $0.01 par value, 400,000 shares authorized, 62,397 and 56,619 shares issued and outstanding as of December 31, 2022 and 2021, respectively	624	566
Additional paid-in capital	1,986,417	1,663,324
Retained earnings	151,226	59,368
Accumulated other comprehensive income (loss)	3,281	(40,980)
Total Safehold Inc. shareholders' equity	2,141,548	1,682,278
Noncontrolling interests	4,056	2,924
Total equity	2,145,604	1,685,202
Total liabilities, redeemable noncontrolling interests and equity	$5,850,922	$4,515,726
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities ("VIEs").
(2)	As of December 31, 2022 and 2021, includes $8.5 million and $6.2 million, respectively, due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Interest income from sales-type leases(1)	$202,258	$118,824	$81,844
Operating lease income	66,817	67,667	72,340
Other income	1,238	523	1,243
Total revenues	270,313	187,014	155,427
Costs and expenses:
Interest expense	128,969	79,707	64,354
Real estate expense	3,110	2,663	2,480
Depreciation and amortization	9,613	9,562	9,433
General and administrative(2)	38,614	28,753	22,733
Other expense	10,189	868	243
Total costs and expenses	190,495	121,553	99,243
Gain on sale of net investment in lease	55,811	—	—
Income from operations before other items	135,629	65,461	56,184
Loss on early extinguishment of debt	—	(216)	—
Earnings from equity method investments	9,055	6,279	3,304
Selling profit from sales-type leases	—	1,833	—
Net income	144,684	73,357	59,488
Net income attributable to noncontrolling interests	(9,261)	(234)	(194)
Net income attributable to Safehold Inc. common shareholders	$135,423	$73,123	$59,294

Per common share data:
Net income
Basic	$2.21	$1.35	$1.17
Diluted	$2.21	$1.35	$1.17
Weighted average number of common shares:
Basic	61,170	54,167	50,688
Diluted	61,170	54,180	50,697
(1)	For the years ended December 31, 2022, 2021 and 2020, the Company recorded $2.1 million, $8.4 million and $8.2 million, respectively, of “Interest income from sales-type leases” in its consolidated statements of operations from its Ground Leases with iStar Inc. (“iStar”).
(2)	For the years ended December 31, 2022, 2021 and 2020, includes $34.3 million, $24.1 million and $19.4 million, respectively, of general and administrative expenses incurred to related parties that includes management fees, expense reimbursements to the Company’s Manager and equity-based compensation.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$144,684	$73,357	$59,488
Other comprehensive income (loss):
Reclassification of losses on derivatives into earnings	3,888	3,191	1,680
Unrealized gain (loss) on derivatives	40,373	13,290	(20,018)
Other comprehensive income (loss)	44,261	16,481	(18,338)
Comprehensive income	188,945	89,838	41,150
Comprehensive income attributable to noncontrolling interests	(9,261)	(234)	(194)
Comprehensive income attributable to Safehold Inc.	$179,684	$89,604	$40,956

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Changes in Equity

(In thousands)

				Retained	Accumulated
	Redeemable	Common	Additional	Earnings /	Other
	Noncontrolling	Stock at	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Interests(1)	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance at December 31, 2019	$—	$478	$1,132,603	$(2,146)	$(39,123)	$1,486	$1,093,298
Net income	—	—	—	59,294	—	194	59,488
Issuance of common stock, net / amortization	—	54	279,504	—	—	543	280,101
Dividends declared ($0.6427 per share)	—	—	—	(33,203)	—	—	(33,203)
Change in accumulated other comprehensive loss	—	—	—	—	(18,338)	—	(18,338)
Distributions to noncontrolling interests	—	—	—	—	—	(43)	(43)
Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303

Balance at December 31, 2020	$—	$532	$1,412,107	$23,945	$(57,461)	$2,180	$1,381,303
Net income	—	—	—	73,123	—	234	73,357
Issuance of common stock, net / amortization	—	34	251,217	(736)	—	451	250,966
Dividends declared ($0.67224 per share)	—	—	—	(36,964)	—	—	(36,964)
Change in accumulated other comprehensive income	—	—	—	—	16,481	—	16,481
Contributions from noncontrolling interests	—	—	—	—	—	105	105
Distributions to noncontrolling interests	—	—	—	—	—	(46)	(46)
Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202

Balance at December 31, 2021	$—	$566	$1,663,324	$59,368	$(40,980)	$2,924	$1,685,202
Net income	647	—	—	135,423	—	8,614	144,037
Issuance of common stock, net / amortization	—	58	323,264	—	—	413	323,735
Dividends declared ($0.701 per share)	—	—	—	(43,565)	—	—	(43,565)
Change in accumulated other comprehensive income	—	—	—	—	44,261	—	44,261
Contributions from noncontrolling interests, net	18,829	—	—	—	—	18	18
Distributions to noncontrolling interests	(636)	—	—	—	—	(7,913)	(7,913)
Additional paid in capital attributable to redeemable noncontrolling interests	171	—	(171)	—	—	—	(171)
Balance at December 31, 2022	$19,011	$624	$1,986,417	$151,226	$3,281	$4,056	$2,145,604
(1)	Refer to Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

Safehold Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$144,684	$73,357	$59,488
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,613	9,562	9,433
Stock-based compensation expense	1,546	1,750	1,744
Deferred operating lease income	(31,558)	(33,727)	(35,004)
Non-cash interest income from sales-type leases	(73,991)	(43,808)	(30,131)
Non-cash interest expense	13,641	11,772	10,986
Amortization of real estate-related intangibles, net	2,305	2,424	2,648
Loss on early extinguishment of debt	—	216	—
Earnings from equity method investments	(9,055)	(6,279)	(3,304)
Distributions from operations of equity method investments	2,047	1,973	1,213
Selling profit from sales-type leases	—	(1,833)	—
Gain on sale of net investment in lease	(55,811)	—	—
Amortization of premium, discount and deferred financing costs on debt obligations, net	5,384	3,771	2,281
Non-cash management fees	20,252	14,865	12,684
Other operating activities	4,677	4,469	2,201
Changes in assets and liabilities:
Changes in deferred expenses and other assets, net	11,044	(286)	(143)
Changes in accounts payable, accrued expenses and other liabilities	20,074	(11,309)	1,615
Cash flows provided by operating activities	64,852	26,917	35,711
Cash flows from investing activities:
Acquisitions of real estate	—	—	(57,879)
Origination/acquisition of net investment in sales-type leases and Ground Lease receivables	(1,278,406)	(1,247,980)	(474,083)
Contributions to equity method investments	(7)	(39,455)	—
Funding reserves received from Ground Lease tenant net of disbursements	296	—	—
Net proceeds received from sale of net investment in lease	135,529	—	—
Deposits on Ground Lease investments	(2,250)	(2,083)	1,550
Other investing activities	(1,115)	1,527	(229)
Cash flows used in investing activities	(1,145,953)	(1,287,991)	(530,641)
Cash flows from financing activities:
Proceeds from issuance of common stock	309,160	243,345	271,206
Proceeds from debt obligations	1,830,000	1,848,439	693,970
Repayments of debt obligations	(1,005,000)	(830,000)	(377,000)
Payments for debt prepayment or extinguishment costs	—	—	—
Payments for deferred financing costs	(5,136)	(14,063)	(6,784)
Dividends paid to common shareholders	(42,187)	(35,947)	(32,002)
Payment of offering costs	(5,190)	(8,710)	(4,756)
Payments for withholding taxes upon vesting for stock-based compensation	(970)	—	—
Distributions to noncontrolling interests	(8,549)	(46)	(43)
Contributions from noncontrolling interests	19,000	105	—
Other financing activities	(153)	—	24
Cash flows provided by financing activities	1,090,975	1,203,123	544,615
Changes in cash, cash equivalents and restricted cash	9,874	(57,951)	49,685
Cash, cash equivalents and restricted cash at beginning of period	38,516	96,467	46,782
Cash, cash equivalents and restricted cash at end of period	$48,390	$38,516	$96,467

	For the Years Ended December 31,
	2022	2021	2020
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$20,066	$29,619	$56,948
Restricted cash	28,324	8,897	39,519
Total cash and cash equivalents and restricted cash	$48,390	$38,516	$96,467
Supplemental disclosure of cash flow information:
Cash paid for interest	$93,853	$59,034	$48,772
Supplemental disclosure of non-cash investing and financing activity:
Acquisition of real estate	$—	$—	$157
Assumption of other liabilities/debt obligations	—	—	157
Non-cash interest accrued to debt obligations	1,988	—	—
Dividends declared to common shareholders	11,050	9,647	8,636
Accrued finance costs	54	89	8
Accrued offering costs	—	50	47
CARET unit conversion (refer to Note 11)	—	747	—

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

Organization—The Company is a Maryland corporation and completed its initial public offering in June 2017. The Company’s common stock is listed on the New York Stock Exchange under the symbol "SAFE." The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with the tax year ended December 31, 2017. The Company is structured as an Umbrella Partnership REIT ("UPREIT"). As such, all of the Company’s properties are owned through a subsidiary partnership, Safehold Operating Partnership LP (the "Operating Partnership"). As of December 31, 2022, the Company owned 100% of the limited partner interests in the Operating Partnership and a wholly-owned subsidiary of the Company owned 100% of the general partner interests in the Operating Partnership. The UPREIT structure may afford the Company certain benefits as it seeks to acquire properties from third parties who may want to defer taxes by contributing their Ground Leases to the Company.

Merger with iStar—On August 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iStar. The Merger Agreement provides that, subject to the terms and conditions thereof, the Company will merge with and into iStar (the “Merger”). The surviving company of the Merger will be named Safehold Inc. (“New SAFE”) and its shares of common stock will trade on the New York Stock Exchange under the symbol “SAFE.” The Company expects that the Merger will close in the first quarter or second quarter of 2023.

As discussed further below, shortly before the closing of the Merger, iStar intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company (“Star Holdings”) by distributing to iStar’s stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the “Spin-Off”).

Conditions to the Merger

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including: (i) the approval of the Company’s stockholders, (ii) the approval of iStar’s stockholders, (iii) completion of the Spin-Off, (iv) the approval of the shares of STAR Common Stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other order of any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the reverse stock split or the Merger, (vi) generation of certain cash proceeds, (vii) the receipt of certain tax opinions by iStar and the Company that the Merger will qualify as a reorganization under the Internal Revenue Code and that iStar and the Company each qualifies as a REIT for federal income tax purposes, (viii) the accuracy of certain representations and warranties of iStar and the Company contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement (subject to customary materiality qualifiers), and (ix) other conditions specified in the Merger Agreement.

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

Star Holdings will be capitalized in part with an 8.0%, four-year term loan from New SAFE having an initial principal amount of  $100.0 million or such other amount as the parties may agree prior to the closing of the Merger, as well as up to $140.0 million of bank debt from Morgan Stanley Bank, N.A. which will be secured by $400.0 million in shares of the Company.

New SAFE will enter into a management agreement with Star Holdings, under which it will continue to operate and pursue the orderly monetization of Star Holdings assets. Star Holdings will pay to New SAFE an annual management fee of $25.0 million in year one, $15.0 million in year two, $10.0 million in year three and $5.0 million in year four and 2.0% of the gross book value of Star Holdings assets, excluding shares of the Company’s common stock, for each annual term thereafter. New SAFE and Star Holdings will also enter into a governance agreement that will place certain restrictions on the transfer and voting of the shares of New SAFE owned by Star Holdings, and a registration rights agreement under which New SAFE will agree to register such shares for resale in accordance with applicable securities laws.

The Company and iStar have entered into a voting agreement pursuant to which iStar has agreed to vote its shares representing 41.9% of the outstanding SAFE Common Stock to approve the Merger and take certain other actions, including voting against any alternative acquisition proposal or other proposal which could reasonably be expected to materially delay, postpone or materially adversely affect the consummation of the transactions contemplated by the Merger Agreement. In accordance with the terms of the existing stockholders’ agreement between SAFE and STAR, the remainder of the SAFE Common Stock owned by iStar will be voted in the same manner and proportion as the votes cast by the remaining shareholders of SAFE. The voting agreement and the obligations thereunder terminate upon the termination of the Merger Agreement in accordance with its terms.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. As of December 31, 2022, the total assets of these consolidated VIEs were $71.3 million and total liabilities were $29.9 million. The classifications of these assets are primarily within “Net investment in sales-type leases,” "Real estate, net," "Real estate-related intangible assets, net" and "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The classifications of liabilities are primarily within "Debt obligations, net" and "Accounts payable, accrued expenses and other liabilities" on the Company’s consolidated balance sheets. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company has provided no financial support to VIEs that it was not previously contractually required to provide and did not have any unfunded commitments related to consolidated VIEs as of December 31, 2022.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

Real estate—Real estate assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation—Certain improvements and replacements are capitalized when they extend the useful life of the asset. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-

line method over the estimated useful life, which is generally 40 years for facilities, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of lease incentive assets, above-market leases, below-market Ground Lease assets and in-place leases, which are each recorded at their relative fair values and included in "Real estate-related intangible assets, net" on the Company’s consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in "Real estate-related intangible liabilities, net" on the Company’s consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term of the lease and the amortization expense is included in "Depreciation and amortization" in the Company’s consolidated statements of operations. Lease incentive assets and above-market (or below-market) lease value are amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease. Below-market Ground Lease assets are amortized to real estate expense over the remaining non-cancelable term of the lease. The Company may also engage in sale/leaseback transactions whereby the Company executes a net lease with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

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

Net Investment in Sales-type Leases and Ground Lease Receivables—Net investment in sales-type leases and Ground Lease receivables are recognized when the Company’s Ground Leases qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in "Net investment in sales-type leases" and "Ground lease receivables" on the Company’s consolidated balance sheets. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement. If a lease qualifies as a sales-type lease, it is further evaluated to determine whether the transaction is considered a sale leaseback transaction. When the Company acquires land and enters into a Ground Lease directly with the seller that qualifies as a sales-type lease, the lease does not qualify as a sale leaseback transaction and the lease is considered a financing receivable and is recognized in accordance with ASC 310 - Receivables and included in "Ground Lease receivables" on the Company’s consolidated balance sheets (refer to Note 4).

Reserve for losses in net investment in sales-type leases and Ground Lease receivables— The Company evaluates its net investment in sales-type leases and Ground Lease receivables for impairment under ASC 310 - Receivables. As part of the Company’s process for monitoring the credit quality of its net investment in sales-type leases and Ground Lease receivables, it performs a quarterly assessment for each of its net investment in sales-type leases and Ground Lease receivables. The Company considers a net investment in sales-type lease or Ground Lease receivable to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the Ground Lease. As of December 31, 2022, all of the Company’s net

investment in sales-type leases and Ground Lease receivables were performing in accordance with the terms of the respective leases.

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

Equity Investments in Ground Leases—Equity investments in Ground Leases are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of the investee. The Company has noncontrolling equity interests in ventures (refer to Note 6) and determined the entities to be voting interest entities. As such, its equity interests in these ventures are accounted for pursuant to the equity method of accounting. The Company’s periodic share of earnings and losses in equity method investees are included in "Earnings from equity method investments" in the Company’s consolidated statements of operations. Equity investments are included in "Equity investments in Ground Leases" on the Company’s consolidated balance sheets.

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in "Earnings from equity method investments" in the Company’s consolidated statements of operations.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds, if applicable, with original maturity terms of less than 90 days.

Restricted cash—Restricted cash primarily includes property escrow balances, investment deposits and cash balances required to be maintained under certain of the Company’s derivative transactions, if any.

Operating lease income—Operating lease income includes rent earned from leases of land and buildings owned by the Company to its tenants. Operating lease income is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes possession of the space and it is ready for its intended use or the date of acquisition of the asset subject to existing leases. Accordingly, increases in contractual lease payments are recognized evenly over the term of the lease. The periodic difference between operating lease income recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable and is included in "Deferred operating lease income receivable" on the Company’s consolidated balance sheets. The Company is also entitled to percentage rent, representing a portion of the lessee’s gross revenues from the properties, pursuant to some of its leases and records percentage rent as operating lease income when earned. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $1.3 million, $0.3 million and $3.8 million, respectively, of percentage rent from operating leases. Operating lease income also includes the amortization of finite lived intangible assets and liabilities, which are amortized over the period during which the assets or liabilities are expected to contribute directly or indirectly to the future cash flows of the property acquired.

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

Earnings per share—The Company has one class of common stock. Earnings per share ("EPS") is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding.

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

Stock-based compensation—The Company adopted an equity incentive plan (refer to Note 11) to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s independent directors, advisers, consultants and other personnel (the "2017 Equity Incentive Plan"). The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. The Company accounts for stock-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Grants under the 2017 Equity Incentive Plan are recognized as compensation costs ratably over the applicable vesting period and recorded in "General and administrative" in the Company’s consolidated statements of operations. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock but will not be paid unless and until the restricted stock units vest and are settled.

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

Income taxes—The Company operates its business in a manner consistent with its election to be taxed as a REIT. As such, the consolidated financial statements of the Company have been prepared consistent with the Company’s qualification as a REIT for the periods presented. The Company elected to be taxed as a REIT under sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended December 31, 2017. The Company will be subject to federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its shareholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its net taxable income to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate federal and state taxes on undistributed net taxable income. Certain states may impose minimum franchise taxes. In addition, the Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its net taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under federal tax laws. The Company’s tax years from 2019 through 2021 remain subject to examination by major tax jurisdictions. The Company formed a taxable REIT subsidiary ("TRS") during the year ended December 31, 2018. The TRS had no activity during the periods presented, and accordingly, no provision for income taxes was required. During the years ended December 31, 2022, 2021 and 2020, the Company paid $0.5 million, $0.1 million and $0.1 million, respectively, in taxes.

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

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision-making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

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

The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Net investment in sales-type leases(1)	$3,107	$3,236	$2,413	$2,704
Ground Lease receivables(1)	1,375	1,501	796	893
Cash and cash equivalents(2)	20	20	30	30
Restricted cash(2)	28	28	9	9

Liabilities
Debt obligations, net(1)
Level 1	738	573	738	741
Level 3	2,783	2,358	1,960	2,118
Total debt obligations, net	3,521	2,931	2,698	2,859
(1)	The fair value of the Company’s net investment in sales-type leases and Ground Lease receivables are classified as Level 3 within the fair value hierarchy. The fair value of the Company’s debt obligations traded in secondary markets are classified as Level 1 within the fair value hierarchy and the fair value of the Company’s debt obligations not traded in secondary markets are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values and are classified as Level 1 within the fair value hierarchy.

Redeemable Noncontrolling Interests—In February 2022, the Company sold 108,571 Caret units (refer to Note 11) for $19.0 million to third-party investors and received a commitment from an existing shareholder (which is affiliated with one of the Company’s independent directors) for the purchase of 28,571 Caret units for $5.0 million. As part of the sale, the Company agreed to use commercially reasonable efforts to provide public market liquidity for the Caret units by seeking to provide a listing of the Caret units, or securities into which they may be exchanged, within two years of the sale. In the event public market liquidity of the Caret units is not achieved within such two year period at a value not less than the purchase price for the Caret units, reduced by an amount equal to the amount of subsequent cash distributions made to the investors on account of such Caret units, the investors have the right to cause Caret Ventures LLC to redeem their Caret units at their original purchase price as so reduced.

The Company classifies these redeemable Caret units in accordance with Accounting Standards Codification (“ASC”) 480: Distinguishing Liabilities from Equity. ASC 480-10-S99-3A requires that equity securities redeemable at the option of the holder be classified outside of permanent stockholders’ equity. The Company classifies redeemable Caret units as “Redeemable noncontrolling interests” in its consolidated balance sheets and consolidated statements of changes in equity. The redeemable noncontrolling interest’s carrying amount is equal to the higher of (i) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss and dividends; or (ii) the redemption value. In the case of the Company’s redeemable Caret units, the carrying amount equals both the initial carrying amount and the redemption value. During the year ended December 31, 2022, redeemable noncontrolling interests were allocated $0.6 million of net income (refer to Note 4).

New Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the current expected credit losses (“CECL”) on financial instruments held by a reporting entity. This new standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities such as the Company that qualified as smaller reporting companies prior to December 31, 2019, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements. On January 1, 2023, upon the adoption of ASU 2016-13, the Company expects to record a CECL allowance of between approximately $0.5 million and $2.0 million on its net investment in sales-type leases and its Ground Lease receivables, which will be recorded as a decrease to shareholders' equity on January 1, 2023.

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

In September 2022, the Company sold a Ground Lease to a third-party for $136.0 million and recognized a gain of $55.8 million in “Gain on sale of net investment in lease” in the Company’s consolidated statements of operations for the year ended December 31, 2022. $9.5 million of the gain was attributable to noncontrolling interests, of which $0.7 million was attributable to redeemable noncontrolling interests. In December 2022, $8.5 million of proceeds from this transaction were distributed to noncontrolling interests inclusive of the portion distributed to redeemable noncontrolling interests.

The Company’s net investment in sales-type leases were comprised of the following ($ in thousands):

	December 31, 2022	December 31, 2021
Total undiscounted cash flows	$29,586,227	$23,707,424
Unguaranteed estimated residual value	2,900,218	2,319,761
Present value discount	(29,379,846)	(23,614,469)
Net investment in sales-type leases	$3,106,599	$2,412,716

The following table presents a rollforward of the Company’s net investment in sales-type leases and Ground Lease receivables for the year ended December 31, 2022 ($ in thousands):

	Net Investment in	Ground Lease
	Sales-type Leases	Receivables	Total
Beginning balance	$2,412,716	$796,252	$3,208,968
Sales	(76,701)	—	(76,701)
Origination/acquisition/fundings(1)	717,480	557,577	1,275,057
Accretion	53,104	20,887	73,991
Ending balance(2)	$3,106,599	$1,374,716	$4,481,315
(1)	The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. For newly originated or acquired Ground Leases, the Company’s estimate of residual value equals the fair value of the land at lease commencement.
(2)	As of December 31, 2022, the Company’s weighted average accrual rate for its net investment in sales-type leases and Ground Lease receivables was 5.1% and 5.4%, respectively. As of December 31, 2022, the weighted average remaining life of the Company’s 33 Ground Lease receivables was 98.9 years.

Future Minimum Lease Payments under Sales-type Leases—Future minimum lease payments to be collected under sales-type leases accounted for under ASC 842 - Leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2022, are as follows by year ($ in thousands):

			Fixed Bumps
	Fixed Bumps		with
	with Inflation	Fixed	Percentage
	Adjustments	Bumps	Rent	Total
2023	$97,116	$2,229	$579	$99,924
2024	100,960	2,256	586	103,802
2025	102,914	2,283	586	105,783
2026	104,861	2,311	586	107,758
2027	106,754	2,339	586	109,679
Thereafter	28,376,157	583,455	99,669	29,059,281
Total undiscounted cash flows	$28,888,762	$594,873	$102,592	$29,586,227

During the years ended December 31, 2022, 2021 and 2020, the Company recognized interest income from sales-type leases in its consolidated statements of operations as follows ($ in thousands):

	Net Investment	Ground
	in Sales-type	Lease
Year Ended December 31, 2022	Leases	Receivables	Total
Cash	$90,487	$37,780	$128,267
Non-cash	53,104	20,887	73,991
Total interest income from sales-type leases	$143,591	$58,667	$202,258

Year Ended December 31, 2021
Cash	$52,091	$22,925	$75,016
Non-cash	30,899	12,909	43,808
Total interest income from sales-type leases	$82,990	$35,834	$118,824

Year Ended December 31, 2020
Cash	$36,098	$15,615	$51,713
Non-cash	21,186	8,945	30,131
Total interest income from sales-type leases	$57,284	$24,560	$81,844

Note 5—Real Estate and Real Estate-Related Intangibles

The Company’s real estate assets consist of the following ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
Land and land improvements, at cost	$547,739	$547,739
Buildings and improvements, at cost	193,232	193,232
Less: accumulated depreciation	(34,371)	(28,343)
Total real estate, net	$706,600	$712,628
Real estate-related intangible assets, net	217,795	224,182
Total real estate, net and real estate-related intangible assets, net	$924,395	$936,810

Real estate-related intangible assets, net consist of the following items ($ in thousands):

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(15,254)	$170,748
In-place lease assets, net(2)	65,345	(19,011)	46,334
Other intangible assets, net	750	(37)	713
Total	$252,097	$(34,302)	$217,795

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Above-market lease assets, net(1)	$186,002	$(12,119)	$173,883
In-place lease assets, net(2)	65,102	(15,523)	49,579
Other intangible assets, net	750	(30)	720
Total	$251,854	$(27,672)	$224,182
(1)	Above-market lease assets are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease is less than the present value of the contractual in-place rental cash flows. Above-market lease assets are amortized over the non-cancelable term of the leases.
(2)	In-place lease assets are recognized during asset acquisitions and are estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. In-place lease assets are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible assets had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible asset	Location	2022	2021	2020
Above-market lease assets (decrease to income)	Operating lease income	$3,135	$3,255	$3,310
In-place lease assets (decrease to income)	Depreciation and amortization	3,576	3,525	3,396
Other intangible assets (decrease to income)	Operating lease income	8	8	8

The estimated expense from the amortization of real estate-related intangible assets for each of the five succeeding fiscal years is as follows ($ in thousands):(1)

Year	Amount
2023	$6,682
2024	6,634
2025	6,634
2026	3,725
2027	3,725
(1)	As of December 31, 2022, the weighted average amortization period for the Company’s real estate-related intangible assets was approximately 79.9 years.

Real estate-related intangible liabilities, net consist of the following items ($ in thousands):

	As of December 31, 2022
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(4,027)	$64,591

	As of December 31, 2021
	Gross	Accumulated	Carrying
	Intangible	Amortization	Value
Below-market lease liabilities(1)	$68,618	$(3,189)	$65,429
(1)	Below-market lease liabilities are recognized during asset acquisitions when the present value of market rate rental cash flows over the term of a lease exceeds the present value of the contractual in-place rental cash flows. Below-market lease liabilities are amortized over the non-cancelable term of the leases.

The amortization of real estate-related intangible liabilities had the following impact on the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	Income Statement	For the Years Ended December 31,
Intangible liability	Location	2022	2021	2020
Below-market lease liabilities (increase to income)	Operating lease income	$838	$838	$669

Future Minimum Operating Lease Payments—Future minimum lease payments to be collected under non-cancelable operating leases, excluding lease payments that are not fixed and determinable, in effect as of December 31, 2022, are as follows by year ($ in thousands):

		Fixed Bumps			Fixed
		with			Bumps with
	Inflation-	Inflation	Fixed	Percentage	Percentage
Year	Linked	Adjustments	Bumps	Rent	Rent	Total
2023	$5,783	$17,347	$2,213	$11,018	$368	$36,729
2024	5,802	17,677	2,247	11,018	398	37,142
2025	5,802	18,004	2,313	11,018	398	37,535
2026	5,802	18,370	2,357	986	398	27,913
2027	5,802	18,755	2,388	986	398	28,329
Thereafter	434,803	4,308,109	433,110	15,826	286	5,192,134

Note 6—Equity Investments in Ground Leases

In June 2021, the Company acquired a 29.2% noncontrolling equity interest in a Ground Lease at an office property in New York City. As of December 31, 2022 and 2021, the Company’s investment in the Ground Lease was $47.3 million and $42.1 million, respectively. During the years ended December 31, 2022 and 2021, the Company recorded $5.7 million and $2.9 million, respectively, in earnings from equity method investments from the Ground Lease.

In August 2019, the Company formed a venture with a sovereign wealth fund that is an existing shareholder of the Company to acquire the existing Ground Lease at 425 Park Avenue in New York City. The venture acquired the Ground Lease in November 2019. The Company has a 54.8% noncontrolling equity interest in the venture and iStar is the manager of the venture. As of December 31, 2022 and 2021, the Company’s investment in the venture was $133.1 million and $131.3 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $3.4 million, $3.4 million and $3.3 million, respectively, in earnings (losses) from the venture.

Note 7—Deferred Expenses and Other Assets, Net and Accounts Payable, Accrued Expenses and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
Operating lease right-of-use asset(1)	$26,312	$27,435
Interest rate hedge assets	29,346	—
Deferred finance costs, net(2)	4,461	7,875
Other assets	2,664	2,898
Purchase deposits	4,333	2,083
Leasing costs, net	448	456
Deferred expenses and other assets, net	$67,564	$40,747
(1)	Operating lease right-of-use asset (and operating lease liability below) relates to a property that is majority-owned by a third party and is ground leased to the Company. The Company is obligated to pay the owner of the property $0.4 million, subject to adjustment for changes in the CPI, per year through 2044; however, the Company’s Ground Lease tenant at the property pays this expense directly under the terms of a master lease. Operating lease right-of-use asset is amortized on a straight-line basis over the term of the lease and is recorded in "Real estate expense" in the Company’s consolidated statements of operations. During each of the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.4 million in "Real estate expense" and $0.4 million in "Other income" from its operating lease right-of-use asset. The related operating lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the Company’s incremental secured borrowing rate for a similar asset estimated to be 5.5%.
(2)	Accumulated amortization of deferred finance costs was $5.7 million and $2.2 million as of December 31, 2022 and 2021, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2022	December 31, 2021
Interest payable	$55,459	$31,601
Other liabilities(1)	17,639	14,998
Dividends declared and payable	11,067	9,690
Operating lease liability	5,471	5,605
Management fee payable	5,301	4,271
Accrued expenses(2)	5,420	1,427
Accounts payable, accrued expenses and other liabilities	$100,357	$67,592
(1)	As of December 31, 2022 and 2021, other liabilities includes $3.1 million and $1.9 million, respectively, due to the Manager for allocated payroll costs and costs it paid on the Company’s behalf.
(2)	As of December 31, 2022 and 2021, accrued expenses primarily includes accrued legal, audit and property expenses.

Note 8—Debt Obligations, net

The Company’s outstanding debt obligations consist of the following ($ in thousands):

	As of		Interest	Scheduled
	December 31, 2022	December 31, 2021	Rate(1)	Maturity Date(2)
Secured credit financing:
Mortgages	$1,498,113	$1,498,113	3.99%	April 2027 to November 2069
Total secured credit financing(3)	1,498,113	1,498,113
Unsecured financing:
2.80% senior notes	400,000	400,000	2.80%	June 2031
2.85% senior notes	350,000	350,000	2.85%	January 2032
3.98% senior notes	475,000	—	3.98%	February 2052
5.15% senior notes	151,988	—	5.15%	May 2052
Unsecured Revolver	690,000	490,000	LIBOR plus 1.00%	March 2026
Total unsecured financing	2,066,988	1,240,000
Total debt obligations	3,565,101	2,738,113
Debt premium, discount and deferred financing costs, net	(43,742)	(40,610)
Total debt obligations, net	$3,521,359	$2,697,503
(1)	For mortgages, represents the weighted average interest rate of consolidated mortgage debt in effect over the life of the mortgage debt and excludes the effect of debt premium, discount and deferred financing costs. As of December 31, 2022, the weighted average cash interest rate for the Company’s consolidated mortgage debt, based on interest rates in effect at that date, was 3.26%. The difference between the weighted average interest rate and the weighted average cash interest rate is recorded to interest payable within "Accounts payable, accrued expenses, and other liabilities" on the Company’s consolidated balance sheets. As of December 31, 2022, the Company’s combined weighted average interest rate and combined weighted average cash interest rate of the Company’s consolidated mortgage debt, the mortgage debt of the Company’s unconsolidated ventures (applying the Company’s percentage interest in the ventures - refer to Note 6) and the Company’s unsecured senior notes were 3.74% and 3.19%, respectively.
(2)	Represents the extended maturity date for all debt obligations.
(3)	As of December 31, 2022, $2.0 billion of real estate, at cost, net investment in sales-type leases and Ground Lease receivables served as collateral for the Company’s debt obligations.

Mortgages—Mortgages consist of asset specific non-recourse borrowings that are secured by the Company’s Ground Leases. As of December 31, 2022, the Company’s mortgages are full term interest only, bear interest at a weighted average interest rate of 3.99% and have maturities between April 2027 and November 2069.

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

Unsecured Revolver— In March 2021, the Operating Partnership (as borrower) and the Company (as guarantor), entered into an unsecured revolving credit facility with an initial maximum aggregate principal amount of up to $1.0 billion (the “Unsecured Revolver”). In December 2021, the Company obtained additional lender commitments increasing the maximum availability to $1.35 billion. The Unsecured Revolver has an initial maturity of March 2024 with two 12-month extension options exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of applicable LIBOR plus 1.00% (refer to Note 14), subject to the Company’s credit ratings. The Company also pays a facility fee of 0.125%, subject to the Company’s credit ratings. As of December 31, 2022, there was $660.0 million of undrawn capacity on the Unsecured Revolver.

Debt Covenants—The Company is subject to financial covenants under the Unsecured Revolver, including maintaining: (i) a ratio of unencumbered assets to unsecured debt of at least 1.33x; and (ii) a consolidated fixed charge coverage ratio of at least 1.15x, as such terms are defined in the documents governing the Unsecured Revolver. In addition, the Unsecured Revolver contains customary affirmative and negative covenants. Among other things, these covenants may restrict the Company or certain of its subsidiaries’ ability to incur additional debt or liens, engage in certain mergers, consolidations and other fundamental changes, make other investments or pay dividends. The Company’s 2.80% Notes, 2.85% Notes, 3.98% Notes and 5.15% Notes are subject to a financial covenant requiring a ratio of unencumbered assets to unsecured debt of at least 1.25x and contain customary affirmative and negative covenants. The Company’s 3.98% Notes and 5.15% Notes contain a provision whereby they will be deemed to include additional financial covenants and negative covenants to the extent such covenants are incorporated into the Operating Partnership’s and/or the Company’s existing or future material credit facilities, including the Unsecured Revolver, and to the extent such covenants are more favorable to the lenders under such material credit facilities than the covenants contained in the 3.98% Notes and 5.15% Notes. The Company’s mortgages contain no significant maintenance or ongoing financial covenants. As of December 31, 2022, the Company was in compliance with all of its financial covenants.

Future Scheduled Maturities—As of December 31, 2022, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

	Secured(1)	Unsecured	Total
2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	690,000	690,000
2027	237,000	—	237,000
Thereafter	1,261,113	1,376,988	2,638,101
Total principal maturities	1,498,113	2,066,988	3,565,101
Debt premium, discount and deferred financing costs, net	(27,086)	(16,656)	(43,742)
Total debt obligations, net	$1,471,027	$2,050,332	$3,521,359
(1)	As of December 31, 2022, the Company’s weighted average maturity for its secured mortgages was 28.5 years.

Note 9—Commitments and Contingencies

Unfunded Commitments— The Company has unfunded commitments to certain of its Ground Lease tenants related to leasehold improvement allowances that it expects to fund upon the completion of certain conditions. As of December 31, 2022, the Company had $308.2 million of such commitments.

The Company also has unfunded forward commitments related to agreements that it entered into for the acquisition of new Ground Leases or additions to existing Ground Leases if certain conditions are met (refer to Note 13). These commitments may also include leasehold improvement allowances that will be funded to the Ground Lease tenants when certain conditions are met. As of December 31, 2022, the Company had an aggregate $398.9 million of such commitments. There can be no assurance that the conditions to closing for these transactions will be satisfied and that the Company will acquire the Ground Leases or fund the leasehold improvement allowances.

Legal Proceedings—The Company evaluates developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements; however, the Company is a party to the following legal proceeding:

On December 23, 2022, following the announcement of the Merger, a purported stockholder of the Company filed a complaint against the Company and each member of the Board of Directors alleging violations of the federal securities laws in a case captioned Ryan O’Dell v. Safehold Inc. et al., No. 22-cv-10862 (SDNY) (“O’Dell Action”). Such complaint alleges that the Registration Statement filed on December 16, 2022 omits material information with respect to the Merger and that, as a result, all defendants violated Section 14(a) of the Exchange Act, Rule 14a-9, and 17 C.F.R. § 244.100, and that each member of the Board of Directors violated Section 20(a) of the Exchange Act. The complaint seeks injunctive relief, rescission in the event the Merger is consummated or alternatively rescissory damages, plaintiff’s attorneys’ and experts’ fees and costs, and other such relief that the court deems just and proper. On February 10, 2023, a second purported stockholder of the Company filed a complaint against the Company and each member of the Board of Directors raising similar allegations about the Schedule 14A Definitive Proxy statement filed on January 31, 2023 and seeking similar relief as in the O’Dell Action, with such case captioned John Thompson v. Safehold Inc. et. al, No. 23-cv-01164 (SDNY) (“Thompson Action”). In addition, two purported stockholders of the Company sent demand letters and one purported stockholder sent a draft complaint alleging similar deficiencies in the Registration Statement and Proxy Statement, as the case may be, as those alleged in the O’Dell Action and Thompson Action.

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

The table below presents the Company’s derivatives as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 ($ in thousands):(1)

	December 31, 2022	December 31, 2021
	Fair	Fair	Balance Sheet
Derivative Type	Value(2)	Value(2)	Location
Assets
Interest rate swaps(3)	$29,346	$—	Deferred expenses and other assets, net
Total	$29,346	$—
(1)	During the years ended December 31, 2022, 2021 and 2020, the Company recorded $40.4 million, $13.3 million and ($20.0) million, respectively, of unrealized gains (losses) in accumulated other comprehensive income (loss).
(2)	The fair value of the Company’s derivatives are based upon widely accepted valuation techniques utilized by a third-party specialist using observable inputs such as interest rates and contractual cash flow and are classified as Level 2 within the fair value hierarchy. Over the next 12 months, the Company expects that $3.8 million related to cash flow hedges will be reclassified from "Accumulated other comprehensive income (loss)" as an increase to interest expense.
(3)	During the year ended December 31, 2022, the Company received $11.0 million in settlement of certain interest rate hedges. During the year ended December 31, 2021, the Company paid $19.9 million to terminate certain interest rate hedges.

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

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Reclassified
	Location of Gain (Loss)	Accumulated Other	from Accumulated
	When Recognized	Comprehensive	Other Comprehensive
Derivatives Designated in Hedging Relationships	in Income	Income	Income into Earnings
For the Year Ended December 31, 2022
Interest rate swaps	Interest expense	$40,373	$(3,888)

For the Year Ended December 31, 2021
Interest rate swaps	Interest expense	$13,290	$(3,191)

For the Year Ended December 31, 2020
Interest rate swaps	Interest expense	$(20,018)	$(1,680)

Note 11—Equity

Common Stock—The Company has one class of common stock outstanding. During the year ended December 31, 2022, iStar purchased 0.2 million shares of the Company’s common stock for $10.5 million, at an average cost of $66.83 per share, pursuant to 10b5-1 plans (the “10b5-1 Plans") in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, under which it could buy shares of the Company’s common stock in the open market. In addition, in the fourth quarter of 2021 iStar purchased 24,108 shares of the Company’s common stock for $1.8 million in an open market transaction. iStar has also purchased shares of the Company’s common stock through private placements with the Company in connection with the Company’s public offerings. In March 2022, the Company sold 2,000,000 shares of its common stock in a public offering for gross proceeds of $118.0 million. Concurrently with the public offering, the Company sold $191.2 million in shares, or 3,240,000 shares, of its common stock to iStar in a private placement. The Company incurred approximately $5.1 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. In September 2021, the Company sold 2,530,000 shares of its common stock in a public offering for gross proceeds of $192.3 million. Concurrently with the public offering, the Company sold $50.0 million in shares, or 657,894 shares, of its common stock to iStar in a private placement. The Company incurred approximately $8.0 million of offering costs in connection with these transactions which were recorded as a reduction to additional paid-in capital. In December 2022, iStar distributed approximately 6.63 million shares of the Company’s common stock to iStar shareholders in the form of a non-cash dividend. As of December 31, 2022, iStar owned 54.3% of the Company’s common stock; however, its discretionary voting power is limited to 41.9% as a result of limitations on its voting power contained in a stockholder’s agreement entered into in connection with its purchase of newly designated limited partnership units (the “Investor Units”) in January 2019. In May 2019, after approval of the Company’s shareholders, the Investor Units were exchanged for shares of the Company’s common stock on a one-for-one basis.

In February 2021, the Company and its affiliates, entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell shares of its common stock up to an aggregate purchase price of $250.0 million. Through December 31, 2022, the Company sold 12,881 shares at an average net price of $81.45 per share, paid $15,977 of offering costs and raised $1.0 million of net proceeds pursuant to the ATM. Proceeds from the ATM were used for general corporate purposes. As of December 31, 2022, the Company had $248.9 million of aggregate purchase price remaining under its ATM.

Equity Plans—During the third quarter 2018, the Company adopted an equity incentive plan providing for grants of interests (called “Caret units”) in a subsidiary of the Operating Partnership intended to constitute profits interests within the meaning of relevant Internal Revenue Service guidance. The Company’s shareholders approved the plan in the second quarter of 2019. Grants under the plan are subject to graduated vesting based on time and hurdles of the Company’s common stock price. Once a particular stock price hurdle is met, a portion of the awards become vested, but remain subject to being forfeited, in part, if additional time-based service conditions are not satisfied. The awards generally entitle plan participants to cash distributions of up to 15%, in the aggregate, of the capital appreciation above the Company’s investment basis on its Ground Lease assets received upon the sale of a Ground Lease, the sale of a combined property and certain non-recourse mortgage debt refinancings of a Ground Lease. As of December 31, 2022, the Company owns approximately 84% of the outstanding Caret units (refer to Note 3). At the time of plan adoption, awards with an aggregate fair value of $1.4 million were granted to the Company’s non-management directors and employees of the Manager and were recognized over a period of four years. As of December 31, 2022, all stock price hurdles were achieved and each outstanding award is fully vested. In February 2022, the Company granted awards with an aggregate grant date fair value of $0.1 million to employees of the Manager. The awards granted will vest over two years upon satisfaction of continuing service conditions. As of December 31, 2022, 1,100 Caret units are scheduled to vest on December 31, 2023. In February 2020 and March 2020, the Company granted awards with an aggregate grant date fair value of $0.5 million and $0.1 million, respectively, to employees of the Manager. The awards granted in February 2020 vested in December 2022 and the awards granted in March 2020, which were granted to one employee of the Manager, were scheduled to vest over three years upon satisfaction of continuing service conditions. As of December 31, 2022, 12% of the awards granted in March 2020 had vested and 88% of the awards were forfeited. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.4 million, $0.5 million and $0.5 million, respectively, in expense from Caret units and it is recorded in "General and administrative" in the Company’s consolidated statements of operations and "Noncontrolling interests" on the Company’s consolidated balance sheet.

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

The Company adopted the 2017 Equity Incentive Plan to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s non-management directors, advisers, consultants and other personnel. The 2017 Equity Incentive Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, including long-term incentive plan units. In the second quarter 2020, the Company issued 22,000 fully-vested shares with a fair value of $1.0 million, or $46.94 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter of 2021, the Company issued 16,000 fully-vested shares with a fair value of $1.1 million, or $69.86 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. In the second quarter 2022, the Company issued 26,000 fully-vested shares with a fair value of $1.1 million, or $43.51 per share, to its directors who are not employees of the Manager or iStar in consideration for their annual services as directors. Dividends will accrue as and when dividends are declared by the Company on shares of its common stock but will not be paid unless and until the restricted stock units vest and are settled. As of December 31, 2022, an aggregate of 698,500 shares remain available for issuance pursuant to future awards under the 2017 Equity Incentive Plan. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.1 million, $1.3 million and $1.2 million, respectively, in stock-based compensation expense related to the 2017 Equity Incentive Plan, which is classified within "General and administrative" in the Company’s consolidated statements of operations.

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

Dividends—The Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2017. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2022, the Company declared cash dividends on its common stock of $43.6 million, or $0.701 per share. During the year ended December 31, 2021, the Company declared cash dividends on its common stock of $37.0 million, or $0.67224 per share. Dividends paid in 2021 were a return of capital for tax reporting purposes. During the year ended December 31, 2020, the Company declared cash dividends on its common stock of $33.2 million, or $0.6427 per share. Dividends paid in 2020 were a return of capital for tax reporting purposes.

Note 12—Earnings Per Share

EPS is calculated by dividing net income attributable to common shareholders by the weighted average number of shares outstanding for the period. The following tables present a reconciliation of net income used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2022	2021	2020
Net income	$144,684	$73,357	$59,488
Net income attributable to noncontrolling interests	(9,261)	(234)	(194)
Net income attributable to Safehold Inc. common shareholders for basic and diluted earnings per common share	$135,423	$73,123	$59,294

	For the Years Ended December 31,
	2022	2021	2020
Earnings attributable to common shares:
Numerator for basic and diluted earnings per share:
Net income attributable to Safehold Inc. common shareholders - basic	$135,423	$73,123	$59,294
Net income attributable to Safehold Inc. common shareholders - diluted	$135,423	$73,123	$59,294

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	61,170	54,167	50,688
Add: Effect of assumed shares under treasury stock method for restricted stock units	—	13	9
Weighted average common shares outstanding for diluted earnings per common share(1)	61,170	54,180	50,697

Basic and diluted earnings per common share:
Net income attributable to Safehold Inc. common shareholders - basic	$2.21	$1.35	$1.17
Net income attributable to Safehold Inc. common shareholders - diluted	$2.21	$1.35	$1.17

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

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $20.3 million, $14.9 million and $12.7 million, respectively, in management fees to the Manager. These management fees are recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

During the years ended December 31, 2022, 2021 and 2020, the Company was allocated $12.5 million, $7.5 million and $5.0 million, respectively, in expenses from the Manager. These expenses are recorded in "General and administrative" in the Company’s consolidated statements of operations.

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

Note 14—Subsequent Events

In January 2023, the Company closed on a new $500 million unsecured revolving credit facility. The new facility has a current borrowing rate of adjusted SOFR plus 100 basis points, with a maturity of July 31, 2025. The Company also amended its Unsecured Revolver (refer to Note 8) primarily to transition from LIBOR to SOFR. Both facilities are subject to a pricing grid based on the Company’s credit ratings.

Safehold Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2022

($ in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Acquired	(Years)
Detroit, MI	$31,961	(2)	$29,086	$—	$—	$29,086	$—	$29,086	$—	2017	N/A
Dallas, TX	3,736	(2)	1,954	—	—	1,954	—	1,954	—	2017	N/A
Dallas, TX	4,151	(2)	2,751	—	—	2,751	—	2,751	—	2017	N/A
Atlanta, GA	7,577	(2)	4,097	—	—	4,097	—	4,097	—	2017	N/A
Milwaukee, WI	3,633	(2)	4,638	51,323	—	4,638	51,323	55,961	7,378	2017	40	(3)
Washington, DC	5,190	(2)	1,484	—	—	1,484	—	1,484	—	2017	N/A
Minneapolis, MN	1,452	(2)	716	—	—	716	—	716	—	2017	N/A
Durango, CO	16,604	(2)	1,415	17,080	—	1,415	17,080	18,495	3,120	2017	35	(3)
Rohnert Park, CA	19,300	(2)	5,869	13,752	—	5,869	13,752	19,621	3,121	2017	32	(3)
Salt Lake City, UT	55,312	(2)	8,573	40,583	—	8,573	40,583	49,156	6,828	2017	34	(3)
San Diego, CA	38,084	(2)	5,077	24,096	—	5,077	24,096	29,173	4,283	2017	33	(3)
Seattle, WA	40,000	(2)	7,813	45,562	—	7,813	45,562	53,375	9,544	2017	30	(3)
Los Angeles, CA	57,936	(2)	72,836	—	—	72,836	—	72,836	—	2017	N/A
Los Angeles, CA	62,764	(2)	68,140	—	—	68,140	—	68,140	—	2017	N/A
Atlanta, GA	—		6,300	—	—	6,300	—	6,300	—	2017	N/A
Washington, DC	23,100	(2)	27,354	—	—	27,354	—	27,354	—	2018	N/A
Orlando, FL	7,800	(2)	6,626	—	—	6,626	—	6,626	—	2018	N/A
Raleigh-Durham, NC	11,940	(2)	4,502	—	—	4,502	—	4,502	—	2018	N/A
Atlanta, GA	9,882	(2)	8,478	—	—	8,478	—	8,478	—	2018	N/A
San Diego, CA	—		8,168	—	—	8,168	—	8,168	—	2018	N/A
Washington, DC	10,000	(2)	15,217	—	—	15,217	—	15,217	—	2018	N/A
Phoenix, AZ	—		5,996	—	—	5,996	—	5,996	—	2018	N/A
Washington, DC	—		21,478	—	—	21,478	—	21,478	—	2018	N/A
Miami, FL	6,000	(2)	9,170	—	—	9,170	—	9,170	—	2018	N/A
Miami, FL	2,471	(2)	3,735	—	—	3,735	—	3,735	—	2018	N/A
Washington, DC	95,000	(2)	121,100	—	—	121,100	—	121,100	—	2018	N/A
Nashville, TN	17,500	(2)	13,505	—	—	13,505	—	13,505	—	2018	N/A
Portland, OR	—	—	3,641	—	—	3,641	—	3,641	—	2019	N/A
San Antonio, TX	10,000	(2)	2,103	836	—	2,103	836	2,939	97	2019	40
Riverside, CA	—		11,399	—	—	11,399	—	11,399	—	2019	N/A
San Ramon, CA	—		19,635	—	—	19,635	—	19,635	—	2020	N/A
Washington, DC	—		44,883	—	—	44,883	—	44,883	—	2020	N/A
Total	$541,393		$547,739	$193,232	$—	$547,739	$193,232	$740,971	$34,371
(1)	The aggregate cost for Federal income tax purposes was approximately $1.0 billion as of December 31, 2022.
(2)	Pledged as collateral under mortgages.
(3)	These properties have land improvements with depreciable lives from 7 to 12 years.

The following table reconciles real estate for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance	$740,971	$752,420	$687,902
Acquisitions	—	—	64,518
Transfer to net investment in sales-type lease	—	(11,449)	—
Ending balance	$740,971	$740,971	$752,420

The following table reconciles accumulated depreciation for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Beginning balance	$28,343	$22,314	$16,286
Additions	6,028	6,029	6,028
Ending balance	$34,371	$28,343	$22,314

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

Based upon their evaluation as of December 31, 2022, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2022.

The Company’s effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

In consideration of their services on the special committee created to review and evaluate a potential business combination or other strategic transaction with iStar (or an alternative thereto) (the “Possible Transaction”), each of Stefan Selig and Jay Nydick will receive compensation in the amount of $75,000, payable in cash. This compensation was not and is not contingent on approval or consummation of the Possible Transaction.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

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

10.19

First Amendment to  Credit Agreement, dated as of December 15, 2021, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the Existing Lenders (incorporated by reference to Exhibit 10.19 our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 15, 2021)

10.20

Safehold Inc. Common Stock ($0.01 par value per share) ATM Equity OfferingSM Sales Agreement dated February 18, 2021 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated February 18, 2021)

10.21	Voting Agreement, dated as of August 10, 2022, by and between iStar Inc. and Safehold Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 11, 2022)
10.22

Stock Purchase Agreement, dated August 10, 2022, by and among iStar Inc., Safehold Inc., MSD Partners, L.P. and, with respect to certain specified sections, MSD Capital, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 11, 2022)

10.23

Credit Agreement, dated as of January 9, 2023, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders, agents, arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report filed on January 9, 2023).

10.24

Second Amendment the Credit Agreement, dated as of January 9, 2023, among Safehold Inc., as guarantor, Safehold Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A, as administrative agent, and certain other financial institutions party thereto as lenders, arrangers and bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report filed on January 9, 2023).

10.25

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

Safehold Inc. Registrant
Date:	February 14, 2023	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Safehold Inc.
Registrant
Date:	February 14, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

Safehold Inc. Registrant
Date:	February 14, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2023	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors Chief Executive Officer

Date:	February 14, 2023	/s/ DEAN S. ADLER
Dean S. Adler Director

Date:	February 14, 2023	/s/ JESSE HOM
Jesse Hom Director

Date:	February 14, 2023	/s/ ROBIN JOSEPHS
Robin Josephs Director

Date:	February 14, 2023	/s/ JAY S. NYDICK
Jay S. Nydick Director

Date:	February 14, 2023	/s/ STEFAN M. SELIG
Stefan M. Selig Director