Form 10-K/A
period 2022-12-31
Safehold Inc.
filed 2023-03-30
CIK 1688852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-38122

Safehold Inc.

(Exact name of registrant as specified in its charter)

Maryland	30-0971238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1114 Avenue of the Americas, 39th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of Exchange on which registered:
Common Stock, $0.01 par value	SAFE	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2022 the aggregate market value of Safehold Inc. common stock, $0.01 par value per share, held by non-affiliates of the registrant was approximately $762 million, based upon the closing price of $35.37 on the New York Stock Exchange composite tape on such date.

As of March 23, 2023, there were 62,550,217 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this ("Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the "SEC") on February 15, 2023 (the "Original Filing"). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

Unless otherwise indicated or unless the context requires otherwise, all references in this Amendment to the "Company," "we," "us" or "our" refer to Safehold Inc., a Maryland corporation, together with its consolidated subsidiaries.

As previously announced, on August 10, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with iStar Inc. ("STAR") pursuant to which the Company will merge with and into STAR (the "Merger"), with STAR surviving the Merger and changing its name to Safehold Inc. ("New SAFE"). New SAFE's shares of common stock will trade on the New York Stock Exchange under the symbol "SAFE." We currently expect that the Merger will close in the first half of 2023. In the Merger and related transactions, each outstanding share of common stock of the Company will be converted into one share of common stock of New SAFE. Each outstanding share of common stock of STAR will undergo a reverse split and will be converted into a fraction of a share of New SAFE common stock based on the number of shares of the Company's common stock held by STAR at the time of the reverse split, after giving effect to certain adjustments.

Shortly before the closing of the Merger, STAR intends to separate its remaining legacy non-ground lease assets and businesses into a separate public company ("Star Holdings") by distributing to STAR's stockholders, on a pro rata basis, the issued and outstanding equity interests of Star Holdings (the "Spin-Off").

If the Merger, Spin-Off and related transactions are completed, STAR's business thereafter will operate under the name "Safehold Inc." and will be focused on its Ground Lease and Ground Lease-adjacent businesses. Completion of the Merger, Spin-Off and related transactions are subject to a number of conditions, some of which are outside of our control, and there can be no assurance that they will close within our currently anticipated time frame or at all. See note 1 to the consolidated financial statements and "Risk Factors – Risks Related to the Merger and Related Transactions" in the Original Filing for more information. The Company's stockholders approved the Merger at the special meeting held on March 9, 2023. For more information regarding the Merger, Spin-Off and related transactions, please refer to the joint proxy statement/prospectus filed by the Company and STAR with the SEC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Board of Directors

The following table sets forth the names, ages, positions and biographical information for our directors as of March 23, 2023. Our board currently consists of 6 directors who are elected annually.

Name	Age	Position

Jay Sugarman	61	Chairman and Chief Executive Officer, iStar Inc. and Safehold Inc.

Jay Sugarman has served as a director of STAR since 1996 and as our Chief Executive Officer since 1997. His substantial business and executive leadership experience includes building two public companies from inception as founder and chief executive officer of both STAR and Safehold. As CEO of STAR and Safehold, he brings financial, operational and real estate expertise to the Board. Prior to forming STAR, he managed private investment funds on behalf of the Burden family (a branch of the Vanderbilt family) and the Ziff family. Mr. Sugarman received a undergraduate degree summa cum laude from Princeton University, where he was nominated for valedictorian and received the Paul Volcker Award in Economics, and a M.B.A. with high distinction from Harvard Business School, graduating as a Baker Scholar and recipient of the Loeb Award in Finance and the Copeland Award and Gillette Prize in Marketing. Mr. Sugarman was nominated to serve on our Board based on his substantial business and executive leadership experience in building two public companies from inception as founder and chief executive officer of both STAR and Safehold, as well as his financial, operational and real estate expertise.

Stefan Selig	60	Lead Director, Safehold Inc.

Stefan M. Selig has served as one of our Directors since 2017. Mr. Selig serves as our Lead Director, with duties that include presiding at all executive sessions of the independent directors and serving as principal liaison between the Chairman and the independent Directors. He is a member of our Audit and Compensation Committees. Mr. Selig served as Under Secretary of Commerce for International Trade at the U.S. Department of Commerce from June 2014 to June 2016, and during this period headed the International Trade Administration, a global bureau of more than 2,200 trade and investment professionals. During this period, he also served as the Executive Director of the Travel and Tourism Advisory Board, sat on the board of directors of the Overseas Private Investment Corporation, was a Commissioner for the Congressional Executive Commission on China and was the Executive Director of the President's Advisory Council on Doing Business in Africa. Prior to that, he held various senior level leadership positions at Bank of America Merrill Lynch, one of the underwriters in this offering, beginning in 1999, including being the Executive Vice Chairman of Global Corporate & Investment Banking from 2009 to 2014, and prior to that, he was Vice Chairman of Global Investment Banking and Global Head of Mergers & Acquisitions. Prior to joining Bank of America Merrill Lynch, he held various senior investment banking positions at UBS Securities and Wasserstein Parella & Co., and began his investment banking career at The First Boston Corporation. Mr. Selig currently serves as a director and a member of the Audit Committee and Compensation Committees of Simon Property Group (NYSE: SPG), as Chairman of the Board of Directors of Venator Materials PLC (NYSE: VNTR) and as a director of other private companies. Mr. Selig received a B.A. from Wesleyan University., and M.B.A from Harvard Business School and attended London School of Economics and Political Science (General Course). Mr. Selig was nominated to serve on our board based on his extensive investment banking, government and economic policy experience.

Name	Age	Position
Dean Adler	66	Co-Founder, Principal and Chief Executive Officer Lubert-Adler Partners, L.P.

Dean Adler has served as one of our directors since 2017. He is Chair of the Audit Committee and a member of our Compensation and our Nominating and Governance Committees. Mr. Adler is a Co-Founder and Chief Executive Officer of Lubert-Adler Partners, L.P., a private real estate investment firm. He has served as a Principal of Lubert-Adler Partners, L.P. for over ten years. Mr. Adler has been a director of Bed Bath and Beyond Inc. since 2001. Mr. Adler also previously has served as a director of Developers Diversified Realty Corp., a shopping center real estate investment trust, and Electronics Boutique, Inc., a mall retailer. Among other things, Mr. Adler has wide experience and involvement in commercial real estate including, in particular, retail real estate. Mr. Adler received a B.S. degree magna cum laude from The Wharton School, University of Pennsylvania, and holds a J.D. degree with honors from the University of Pennsylvania Law School. Mr. Adler was nominated to serve on our board based on his significant experience in commercial real estate.

Jesse Hom	39	Managing Director and Global Head of Real Estate Credit, GIC

Jesse Hom has served as one of our directors since 2021. He is Chair of our Nominating and Corporate Governance Committee. Mr. Hom is a Managing Director and Global Head of Real Estate Credit and Capital Markets at GIC, Singapore's sovereign wealth fund, where he has focused on both equity and credit investments since 2008. Additionally, Mr. Hom sits as a director on several private real estate company boards. He is a graduate of Cornell University with a bachelor's degree and real estate finance concentration from the School of Hotel Administration. Mr. Hom was nominated to serve on our board based on his significant investment experience and insights into the governance of real estate companies.

Robin Josephs	63	Lead Director, iStar Inc.

Robin Josephs has served as one of our Directors since 2017. Ms. Josephs serves as Lead Director of iStar Inc. and has served as a director of STAR since 1998. From 2005 to 2007, Ms. Josephs was a Managing Director of Starwood Capital Group L.P., a private equity firm specializing in real estate investments. Prior to that, Ms. Josephs was a senior executive with Goldman Sachs & Co. from 1986 to 1996 in various capacities. She currently serves as a director of Safehold Inc. (NYSE: SAFE), the first public company focused on ground lease investments, as a director, Chair of the Compensation Committee and a member of the Audit Committee of MFA Financial, Inc. (NYSE: MFA), which is primarily engaged in investing in residential mortgage-backed securities, as a Director and a member of the Audit, Compensation and Nominating Committees of SVF Investment Corp. 2 (NASDAQ: SVFB), and as a director and member of the Audit Committee of Starwood Real Estate Income Trust, Inc., a non-traded REIT. She formerly served as a director of QuinStreet, Inc. (NASDAQ: QNST) and of Plum Creek Timber Company, Inc. (NYSE: PCL). Ms. Josephs is a trustee of the University of Chicago Cancer Research Foundation. Ms. Josephs received a B.S. degree in Economics magna cum laude from the Wharton School (Phi Beta Kappa) and an M.B.A. degree from Columbia University. Ms. Josephs was nominated to serve on our board based on her extensive experience as a director of public companies and a charitable organization, which also brings to our Board valuable skills and insights into the governance of real estate, investment and operating companies.

Jay Nydick	57	Co-Founder and Principal, Prospect Ridge Advisors LLC

Jay Nydick has served as one of our Directors since 2017. He is Chair of our Compensation Committee and a member of our Audit and Nominating and Corporate Governance Committees. Mr. Nydick is Co-Founder and Principal, Prospect Ridge Advisors LLC, a leading real estate investment manager, since 2019. He previously served as the Co-Head and Co-Chief Investment Officer of the Real Estate Investment Group at AB Global from 2009 until 2019. Mr. Nydick was the president of STAR from November 2004 until September 2009. Prior to joining STAR, Mr. Nydick spent 14 years as an investment banker at Goldman, Sachs & Co. Mr. Nydick has significant experience in capital markets and commercial real estate. Mr. Nydick holds a bachelors degree from Cornell University where he graduated as a Presidential Scholar and an M.B.A. degree from Columbia University and attended London School of Economics. Mr. Nydick was nominated to serve on our board based on his significant experience in capital markets and commercial real estate.

Executive Officers

The following table sets for the names, ages, positions and biographical information for our executive officers as of March 23, 2023:

Name	Age	Position
Jay Sugarman	61	Chairman and Chief Executive Officer, iStar Inc. and Safehold Inc.

See biographical information for Mr. Sugarman in table above.

Marcos Alvarado	42	President and Chief Investment Officer

Marcos Alvarado currently serves as President and Chief Investment Officer of STAR and Safehold., responsible for overseeing originations and driving growth across Safehold's $6 billion investment portfolio. Throughout his career, Mr. Alvarado has closed more than $25 billion of investments across all parts of the capital structure. He was previously Head of Acquisitions & Business Operations for Cadre, a technology-enabled real estate investment platform, and a Managing Director at Starwood Capital. Prior to Starwood Capital, Mr. Alvarado served as Vice President in Lehman Brothers' Global Real Estate Group. He started his career in Morgan Stanley's CMBS group. Mr. Alvarado holds a B.A. from Dartmouth College.

Brett Asnas	38	Chief Financial Officer

Brett Asnas currently serves as Chief Financial Officer of STAR Inc. and Safehold. Mr. Asnas is responsible for overseeing capital markets, investor relations, treasury, finance and strategy. He manages relationships across investment banks, investors and lenders, rating agencies and analysts. He directs the finance group's budgeting, forecasting, management and performance reporting and strategic analysis. Mr. Asnas has vast experience in debt and equity capital markets across single asset, portfolio and corporate transactions via term loans, unsecured and secured notes, credit facilities, mortgage and mezzanine financing, preferred equity, convertible notes, IPO's and secondary offerings. Mr. Asnas joined the Company in 2008 and previously held positions in the real estate private equity business at Fortress Investment Group, the real estate investment banking division at Nomura Securities, as well as structured finance advisory at Ernst & Young LLP. Mr. Asnas holds a B.S. degree in Finance from the School of Management at Binghamton University.

Garett Rosenblum	49	Senior Vice President and Chief Accounting Officer

Garett Rosenblum currently serves as our and STAR’s Senior Vice President and Chief Accounting Officer and is responsible for the overall accounting and reporting functions at both companies. Prior to joining STAR in 2013, Mr. Rosenblum served as the Chief Accounting Officer at Arbor Realty Trust, a publicly traded REIT. Prior to joining Arbor, Mr. Rosenblum served as Director of Accounting at Citi Property Investors, a division of Citigroup. Mr. Rosenblum is a graduate of the St. John’s University School of Law where he earned his J.D. degree. He also holds a B.S. degree in both Finance and Public Relations from Syracuse University. Mr. Rosenblum is a member of the New York State Bar and is a Certified Public Accountant in New York.

Board of Directors Overview

				Committees
Director and Principal Occupation	Age	Director since	Independent	Audit	Compensation	Nominating and Corporate Governance	Other Current Public Company Boards
Jay Sugarman Chairman and Chief Executive Officer, Safehold Inc. and iStar Inc.	61	2016					☐ iStar Inc.
Dean Adler Co-founder, Principal and Chief Executive Officer, Lubert-Adler Partners, L.P.	66	2017					—
Jesse Hom Managing Director and Global Head of Real Estate Credit and Capital Markets, GIC	39	2021					—
Robin Josephs Former Managing Director, Starwood Capital Group L.P.	63	2017					☐ iStar Inc. ☐ MFA Financial, Inc. ☐ SVF Investment Corp. 2
Jay Nydick Co-founder and Principal, Prospect Ridge Advisors, LLC.	58	2017					—
Stefan Selig Founder and Managing Partner, BridgePark Advisors LLC	60	2017					☐ Simon Property Group, Inc. ☐ Venator Materials PLC
Number of Meetings in 2022:			Board: 13	5	4	4

Chairman of the Board	Committee Chair	Committee Member	Lead Independent Director	Audit Committee Financial Expert

Board Committees

Our Board has three standing committees—Audit, Compensation and Nominating and Corporate Governance — that are made up entirely of independent directors. The Audit, Compensation, and Nominating and Corporate Governance Committees have adopted charters that meet applicable standards prescribed by the NYSE. These charters are available on our website at https://ir.safeholdinc.com/corporate-governance#GovernanceDocuments, and will be provided in print, without charge, to any shareholder who requests copies. Our Board appoints special committees from time to time, as necessary.

The primary functions of the Audit Committee are to:

•	review the professional services provided by our independent registered public accounting firm and the independence of the firm

•	review the scope of the audit

•	review and approve any proposed non-audit services by our independent registered public accounting firm

•	review our annual financial statements, systems of internal controls, and legal compliance policies and procedures

•	discuss our risk assessment and risk management policies

•	monitor the functions of our compliance and ethics organization

•	review with members of our internal audit staff the internal audit department's staffing, responsibilities and performance, including its audit plans and audit results

Our Audit Committee is comprised of Dean Adler (Chair), Jay Nydick and Stefan Selig. The Board, in its judgment, has determined that all members of our Audit Committee meet the independence requirements of the SEC and the New York Stock Exchange, or NYSE. The Board has also determined that at least one member of the Audit Committee, Dean Adler, is an "audit committee financial expert" within the meaning of the rules of the SEC and that each member of our Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE.

The primary functions of the Compensation Committee are to:

•	determine from time to time the remuneration for our non-executive directors

•	evaluate the performance of our manager and report to the Board on such performance

•	oversee our equity-based compensation plan and programs

•	review and approve any proposed severance, termination or retention plans, agreements or payments applicable to, any of our executive officers

•	prepare compensation committee reports

The Company has been externally-managed since its inception by a subsidiary of STAR and has no employees at this time. Consequently, the Compensation Committee has not been required to address various issues relating to employee compensation and related matters that will be applicable in the event the Merger is completed and management is internalized.

Our Compensation Committee is comprised of Jay Nydick (Chair), Dean Adler and Stefan Selig. The Board has determined that all members are independent for purposes of NYSE listing standards.

The primary functions of our Nominating and Corporate Governance Committee are to:

•	Provide counsel to the Board of Directors with respect to the organization, function and composition of the Board of Directors and its committees

•	identify and screen candidates for Board membership

•	recommend to our Board of Directors potential director candidates for nomination

•	oversee the annual evaluation of and report to the Board on the performance and effectiveness of the Board and its committees, and recommend to the Board any changes concerning the composition, size, structure and activities of the Board and its committees

•	periodically review and, if appropriate, recommend to the Board of Directors changes to, our corporate governance policies and procedures

•	recommend to the full Board of Directors the appointment of each of our executive officers

In recommending potential director candidates for nomination to our Board of Directors, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate.

These factors may include judgment, skill and experience with businesses and other organizations comparable to us. The charter of our Nominating and Corporate Governance Committee also identifies diversity as one factor which the committee may consider when nominating a candidate for election to the Board. Diversity includes not only factors such as gender, race, ethnicity, and age, but also background, experience, skills, accomplishments, personal qualities and other traits desirable to achieve a representative mix of qualified individuals.

The Nominating and Corporate Governance Committee may solicit and consider suggestions of the directors or management regarding possible nominees, may consider nominees suggested by shareholders and generally shall guide the process of recruiting new directors. The Committee may employ professional search firms or consultants to assist us in identifying potential members of the Board with the desired skills and disciplines. Nominations made by shareholders should be made in accordance with the procedures set forth in our annual proxy statement under "Shareholder Nominations for the Board." Candidates proposed by shareholders will be considered using the same criteria and in the same manner as all other candidates.

Our Nominating and Corporate Governance Committee is comprised of Jesse Hom (Chair), Dean Adler and Jay Nydick. The Board has determined that all members are independent for purposes of NYSE listing standards.

In addition to the standing Committees of the Board of Directors, the Board established a special committee in January 2022 with sole authority to negotiate the terms of any potential strategic transaction with STAR (or an alternative thereto). This special committee was comprised of Messrs. Stefan Selig and Jay Nydick, who the Board has determined are independent and disinterested with respect to STAR.

Corporate Governance

Governing Documents

Our Board has approved Corporate Governance Guidelines that provide the framework for our corporate governance. The Board reviews these guidelines and other aspects of our governance annually or as needed.

Our Code of Conduct documents the principles of conduct and ethics to be followed by our directors, officers, and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct; compliance with applicable governmental rules and regulations; full, fair, accurate, timely and understandable disclosure in periodic reports; prompt internal reporting of violations of the Code of Conduct; and a culture of honesty and accountability. All of our directors, officers and employees are required to acknowledge that they have received and will comply with the Code of Conduct. We will disclose any material changes to the Code of Conduct, and any waivers that are approved for directors or executive officers, in our public SEC filings and on our website within four business days of any such event.

The Corporate Governance Guidelines and Code of Conduct are available on our website at https://ir.safeholdinc.com/corporate-governance#GovernanceDocuments. We will provide paper copies to our shareholders, without charge, on request.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders. Notable features of our corporate governance structure include the following:

☐	our Board of Directors is not staggered, with each of our directors subject to re-election annually

☐	four members of our Board of Directors, or 66-2/3 % of our directors, are independent for purposes of the NYSE's corporate governance listing standards and Rule 10A-3 under the Exchange Act

☐	at least one member of the Audit Committee, the chairman, is an "audit committee financial expert" within the meaning of the rules of the SEC and each member of our Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE

☐	we do not currently have a shareholder rights plan and our Board of Directors has adopted a policy that our Board may not adopt any shareholder rights plan unless the adoption of the plan has been approved by shareholders representing a majority of the votes cast on the matter, except that our Board of Directors may adopt a shareholder rights plan without the prior approval of our shareholders if our Board, in the exercise of its duties, determines that seeking prior shareholder approval would not be in our best interests under the circumstances then existing. The policy further provides that if a shareholder rights plan is adopted by our Board without the prior approval of our shareholders, the shareholder rights plan will expire on the date of the first annual meeting of shareholders held after the first anniversary of the adoption of the plan, unless an extension of the plan is approved by our common stockholders

☐	we have opted out of the unsolicited takeover (Title 3, Subtitle 8) provisions of the MGCL, commonly known as the Maryland Unsolicited Takeover Act, which we may not opt into without the approval of a majority of the votes cast by our stockholders entitled to vote

☐	we have opted out of the business combination and control share acquisition statutes in the MGCL

A copy of our corporate governance guidelines may be found on our website at www.safeholdinc.com and will be provided in print, without charge, to any shareholder who requests a copy.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers, our manager and employees of our manager who perform services for us. The purposes of the Code of Conduct are to promote:

☐	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

☐	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications

☐	compliance with applicable governmental laws, rules and regulations prompt internal reporting of violations of the code to appropriate persons identified in the code; and accountability for adherence to the Code

A copy of the Code of Conduct has been provided to each of our directors, officers, the manager and relevant employees, who are required to acknowledge that they have received and will comply with the Code. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.1. The Code of Conduct is also available on the Company's website at www.safeholdinc.com.

We will disclose on our website material changes to the Code of Conduct, or any waivers for directors or executive officers, if any, within four business days of any such event. As of December 31, 2022, there have been no material amendments to the Code of Conduct and we have not granted any waivers from any provision of the Code of Conduct to any directors or executive officers.

Disclosure Committee

We maintain a Disclosure Committee consisting of members of our executive management and senior staff of our manager. The purpose of the Disclosure Committee is to oversee our system of disclosure controls and assist and advise the CEO and CFO in making the required certifications in SEC reports. The Disclosure Committee brings together on a regular basis key representatives from our core business and employees of our manager who are involved in the preparation of our financial statements to discuss any issues or matters of which the members are aware that should be considered for disclosure in our public SEC filings, and review our draft periodic SEC reports prior to filing. The Disclosure Committee reports to our CEO and, as appropriate, to our Audit Committee. The Disclosure Committee meets quarterly and otherwise as needed. The Disclosure Committee has adopted a written charter to memorialize the Committee's purpose and procedures. A copy of the charter will be provided in print, without charge, to any shareholder who requests a copy.

No Shareholder Rights Plan

We do not have a shareholder rights plan.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Chairman and Chief Executive Officer, our President and Chief Investment Officer, our Chief Financial Officer and our Chief Accounting Officer, whom we have determined comprise our "named executive officers," as such term is defined in Item 402(a) of Regulation S-K of the Exchange Act, for our fiscal year ended December 31, 2022.

We are externally managed by a wholly owned subsidiary of STAR, which is our largest shareholder. All of our senior executives are employees of our manager or its affiliates. The location of the executive offices and telephone number of our manager are:

SFTY Manager LLC

1114 Avenue of the Americas 39th Floor

New York, NY 10036

(212) 930-9400

Our named executive officers, or NEOs, who served during 2022 are:

•	Jay Sugarman, Chairman and Chief Executive Officer
•	Marcos Alvarado, President and Chief Investment Officer
•	Brett Asnas, Chief Financial Officer
•	Garett Rosenblum, Chief Accounting Officer (our temporary interim principal financial officer from May 2021 until February 2022)

All of these individuals hold identical titles and roles at STAR.

All of our named executive officers serve at the pleasure of the Board of Directors and are customarily appointed as officers at the annual organizational meeting of the Board held following each Annual Meeting of Stockholders.

Overview of Compensation Program / Management Agreement

We have been externally managed and advised by a wholly-owned subsidiary of STAR pursuant to a management agreement, which is publicly available on the SEC's website as an exhibit to Original Filing (incorporated by reference from the Company's Current Report on Form 8-K filed on January 15, 2020) since our inception in 2017 (the Management Agreement). As a result, our named executive officers do not currently receive any compensation directly from us or any of our subsidiaries for serving as our executive officers, other than the Caret Unit awards previously awarded, as discussed below.

Our manager provides the day-to-day management of our business and operations. Our named executive officers (namely, our Chief Executive Officer, President and Chief Investment Officer, Chief Financial Officer and Chief Accounting Officer) and other senior officers are senior STAR officers. We do not have any employees. The Management Agreement does not require our named executive officers to dedicate a specific amount of time to fulfilling our manager's obligations to us under the Management Agreement and does not require a specified amount or percentage of the fees paid to the manager to be allocated to the named executive officers.

We pay our manager a management fee in accordance with the Management Agreement. Our manager is paid a quarterly management fee that increases incrementally as our total equity increases, from 1% to 1.5% of total equity. The quarterly management fee is payable either in cash or in shares of our common stock, at the election of our independent directors. The Management Agreement does not provide for an incentive fee. For the fiscal year ended December 31, 2022, we recorded $20.3 million in management fees to our manager.

We pay, or reimburse our manager for, certain of our operating expenses as well as the costs of personnel performing certain legal, accounting, finance, due diligence tasks and other services, in each case except those specifically required to be borne or elected not to be charged by our manager under the Management Agreement.

In 2022, we did not reimburse our manager or its affiliates for the salaries and other compensation of our named executive officers. In 2022, we reimbursed our manager or its affiliates for the allocable share of compensation, including, without limitation, annual base salary, bonus, any related withholding taxes and employee benefits, paid to certain finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of our manager and its affiliates (other than the named executive officers) who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. In 2022, we also reimbursed our manager for our allocable share of rent, utilities and other overhead. For the fiscal year ended December 31, 2022, we were allocated a total of $12.5 million in expenses by our manager.

As we grow, our expenses have grown and our manager has elected to seek reimbursement of additional expenses, including, without limitation, rent, overhead and certain personnel costs. We intend to continue our efforts to grow materially, which we expect will result in increased reimbursements to our manager, which may be material in amount.

The initial term of the Management Agreement, as amended to the date of this Amendment, runs through June 30, 2023 and is terminable only for certain "cause" events. After the initial term, the agreement is automatically renewed each year for an additional one- year term, unless at least two-thirds (2/3) of our independent directors decline to renew the agreement based on unsatisfactory performance, in which event the manager will receive a termination fee equal to three times the annual management fee. After seven annual renewals, we may decline to renew the Management Agreement if at least two-thirds (2/3) of our independent directors determine that the management fee is unfair, and the parties are unable, after good faith negotiations, to agree on a new fee. A termination fee will be payable upon such termination. See "Certain Relationships and Related Transactions — Management Agreement," below.

Executive Compensation Paid by Our Manager and Its Affiliates

Our Chief Executive Officer and other named executive officers are employees of STAR, our manager's parent company, and are compensated under compensation arrangements made with STAR. STAR does not compensate its employees specifically for services rendered in performing obligations to us under the Management Agreement as these individuals also provide services relating to STAR's other business activities.

STAR has informed us that it does not segregate or identify the portion of the compensation awarded to our named executive officers that is attributable to their services to us. The total compensation of our named executive officers reflects the performance of services relating to all of STAR's activities in addition to services provided by these individuals to us.

STAR has informed us that no portion of the management fee paid by us to our manager is specifically allocated to aggregate compensation paid by STAR to our named executive officers.

For context with respect to our named executive officers' compensation, STAR reports that it paid our named executive officers aggregate base salary, annual incentive bonus and long-term incentive compensation in the aggregate amount of $5.3 million during 2022, which amount represented 26.2% of the management fee we paid to our manager in 2022.

STAR reports that its compensation program is designed to foster a strong pay-for-performance culture. In setting compensation for its professionals, including our Chief Executive Officer and our other named executive officers, According to STAR, it allocates pay among base salary, short-term incentives and long-term incentives to emphasize variable, performance-based compensation. This mix is designed to ensure the appropriate alignment of executive compensation with financial performance and shareholder value creation. For our CEO, 11.5% of his total 2022 compensation paid by STAR was variable performance-based pay, 86.6% was fixed base salary, and 1.8% was other compensation. For our other NEOs, 78.3% of their total aggregate 2022 compensation paid by STAR was variable performance-based pay, 20.5% was fixed base salary, and 1.1% was other compensation.

STAR has informed us that it takes into consideration many factors in determining its performance-based pay for its executives, including our named executive officers. In determining its performance-based compensation, STAR has established performance metrics that relate to our business performance and performance metrics that relate to STAR's activities that are unrelated to our business.

The performance metrics utilized by STAR in its executive compensation program are described in detail in its Form 10-K/A (Amendment No. 1) dated March 30, 2023, filed with the SEC and available at www.envisionreports.com/STAR.

For STAR's annual incentive program, STAR has established three performance metrics to determine funding of its annual incentive pool, which are:

•	Adjusted Book Value Per Share, a significant portion of which derives from the value of our shares owned by STAR;

•	Total Shareholder Return on STAR's common stock, a portion of which is based on the market's consideration of the value of our shares owned by STAR; and

•	Strategic Framework Success Rate, which assesses STAR's performance relative to seven predetermined goals (some of which relate to our performance), as follows:

•	ground leases originated by us

•	STAR's investment grade unsecured ratings

•	STAR's monetization of its legacy assets (unrelated to its investment in our shares)

•	improved employee engagement score

•	improved DEI culture score

•	improved ESG scores with leading ESG rating agencies

•	increase in our stock price beyond predetermined targets, on a standalone basis and relative to an index

STAR's long-term incentive compensation has consisted primarily of the iStar Performance Incentive Plan (iPIP), in which the ultimate value of awards granted to executives is tied directly to the performance of STAR's assets and investments. Payouts of iPIP awards are not guaranteed, are subject to long vesting requirements and are contingent upon meeting strict asset performance and total shareholder return hurdles, incentivizing executives to drive the performance of STAR's portfolio assets over the long term. A significant portion of the most recent iPIP investment pools consist of STAR's investment in our shares, thereby indirectly motivating STAR's executives to drive our share performance. Awards under STAR's iPIP are granted bi-annually and no iPIP awards were granted to our NEOs during 2022.

iPIP Distributions Paid in 2022

The following table presents information furnished by STAR on payouts to our NEOs during 2022 of amounts available for distribution under STAR’s iPIP program in respect of vested iPIP points. These distributions were paid 50% in cash and 50% in shares of STAR’s common stock. After deducting for applicable tax withholdings, the individual received net cash and a net amount of STAR shares. Payouts were made from the 2013-2014 iPIP pool and also from the 2015-2016 iPIP pool, which represented the final payout from the 2015-2016 iPIP pool. The amounts as shown in the table are gross payments, before deducting for applicable tax withholdings.

		Total distributions in respect of vested iPIP points during 2022
Name		Cash ($)	STAR shares (#)
Jay Sugarman	2013-2014 iPIP pool	$5,384,552	226,147
	2015-2016 iPIP pool	$5,437,617	228,375
Brett Asnas	2015-2016 iPIP pool	$34,049	1,430
Garett Rosenblum	2015-2016 iPIP pool	$156,625	6,578

STAR has also granted long-term incentive awards in the form of restricted stock units, or RSUs, representing the right to receive an equivalent amount of shares of STAR common stock if and when the RSUs vest. RSUs have typically vested based on satisfaction of time-based service conditions.

In setting compensation for its individual employees, including our Chief Executive Officer and other named executive officers, STAR did not take into account the amount of the management fee we pay to our manager.

Merger Related Compensation Actions

STAR has informed us that, in connection with the Merger, Spin-Off and related transactions, STAR’s Compensation Committee approved the following compensation actions, which affect our NEOs and other employees:

•	RSU Vesting: All unvested RSUs outstanding as of the closing date of the Merger will become fully vested in connection with the closing, and holders will receive the same merger consideration as holders of our common stock.

•	iPIP Terminations and Distributions: All iPIP plans will terminate, unvested iPIP interests will vest and distributions will be made to participants in the 2013/2014, 2017/2018 and 2019/2020 iPIP plans. The 2015/2016 plan previously terminated.

•	Merger Retention Awards: STAR’s Compensation Committee approved a retention pool comprised of $7.5 million in cash and 275,000 shares of our common stock owned by STAR. The cash retention awards are subject to clawback if the employee resigns or is terminated for cause before the earlier of the closing of the merger of September 30, 2023. Mr. Sugarman was initially allocated a cash retention award, but as part of an employee reduction in force, he offered to forego such award and STAR’s Compensation Committee accepted his offer.

•	New RSU Awards: STAR’s Compensation Committee and the compensation committee of Safe approved $25.0 million in new RSU awards to be granted in connection with the closing of the Merger in respect of service after the Merger. The new RSUs will vest proportionately over four years, subject to the recipient's continued employment through each vesting date.

STAR has informed us that, in making the compensation decisions related to the Merger, STAR’s Compensation Committee considered that one of the purposes of combining STAR and Safe is to create a pure-play, internally-managed ground lease company; therefore, it would be appropriate for the new combined company to terminate pre-merger incentive compensation arrangements such as iPIP and start with new incentive compensation arrangements that are appropriate for its business. In addition, the Committee focused on creating retention arrangements to retain personnel who are important to executing the Merger, Spin-Off and related transactions successfully, managing the transitions of iStar, Safehold and Star Holdings to their post-transaction businesses and corporate structures and executing the post-transaction business strategies of the combined company and Star Holdings, the separate public company formed to acquire and operate iStar’s remaining legacy non-ground lease assets that is being distributed to the iStar’s stockholders in the Spin-Off.

For a description of compensation payments made to our NEOs in 2023 related to the Merger and related transactions, described above, see STAR’s Form 10-K/A (Amendment No. 1) dated March 30, 2023, filed with the SEC.

Role of Compensation Committee

Since we do not have any employees and do not pay our named executive officers or other officers any compensation, our Compensation Committee does not currently make any recommendations regarding the base salaries, annual incentive bonuses or long-term compensation awards paid to our named executive officers by STAR. Our Compensation Committee reviews and approves any equity-based awards that we may grant under our 2017 Equity Incentive Plan or our Caret Performance Incentive Plan from time to time to our named executive officers or other officers based on recommendations from our Chief Executive Officer. We did not grant any equity based awards to our named executive officers in 2022. The Compensation Committee also oversees risk when it considers granting equity awards under the 2017 Equity Incentive Plan or our Caret Performance Incentive Plan.

Equity Compensation

The Compensation Committee may, from time to time, grant equity-based awards under the 2017 Equity Incentive Plan. These equity-based awards are designed to align the interests of our manager and its personnel in providing services to us under our management agreement with the interests of our shareholders. This allows our manager and its personnel to share in the creation of long-term value for our shareholders through stock appreciation and dividends. These equity-based awards are generally subject to time-based and possibly other vesting requirements designed to promote retention and to achieve strong corporate performance. These awards further provide flexibility to us in our ability to enable our manager and its affiliates who support our manager to attract, motivate and retain talented individuals.

2017 Equity Incentive Plan. The 2017 Equity Incentive Plan provides for the issuance of equity-based awards, including restricted shares of common stock, restricted stock units, stock options, phantom shares, dividend equivalents and other awards based on our common stock. Shares of common stock issued to our independent directors in respect of their annual director fees are also issued under this plan. Our Board of Directors has delegated its administrative responsibilities under the 2017 Equity Incentive Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to members of our manager's management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel, and to determine what form the awards will take and the terms and conditions of the awards. Each of our directors was awarded 6,500 fully-vested shares of our common stock in May 2022 as compensation for services as a director during 2022, other than Mr. Sugarman, our Chairman and Chief Executive Officer, and Mr. Hom, who has waived any compensation as a director. No other compensation was paid by us to our directors during 2022. Other than these awards to directors, no awards were granted by us during 2022 under the 2017 Equity Incentive Plan.

Caret Performance Incentive Plan. In 2018 the Compensation Committee adopted, and in 2019 our shareholders approved, the Caret Performance Incentive Plan to provide directly aligned incentives to management to capture capital appreciation embedded in our ground lease portfolio. Our ground leases typically contain residual rights providing that following the expiration or earlier termination of the lease (e.g., due to an uncured tenant default), we have the right to own the combined property associated with the lease because we regain possession of the land and receive title to the buildings and other improvements thereon for no additional consideration. After we recover our cost basis in the ground leases, any additional principal payments generated as a result of these residual rights are included in what we refer to as the "Owned Residual Portfolio".

Caret Units evidence a separate class of membership profit interests in our subsidiary, Caret Ventures LLC, designated as "Caret Units." Caret Units entitle their holder to receive distributions of cash proceeds in excess of the Company's remaining cost basis, after the repayment of transaction costs, asset-level debt and reasonable reserves, from (1) the sale of a ground lease or a combined property (land and improvements) or (2) a non-recourse mortgage debt refinancing of a ground lease. Our remaining cost basis for this purpose includes our acquisition costs, costs of improvements that we have acquired, carrying and financing costs on improvements that we have acquired that are not covered by revenues, and any unpaid past due rents under a ground lease. We have committed to sell a real property within 12 months after an involuntary termination of a ground lease due to a tenant default or a rejection in tenant bankruptcy, to the extent reasonably and commercially practicable. We have also committed to own all of our ground leases indirectly through our Caret subsidiary.

We created the Caret Units in 2018. A total of 10,000,000 Caret Units are authorized for issuance. Fifteen percent (15%) of that total authorized amount, or 1,500,000 Caret Units, are reserved for awards under the Caret Performance Incentive Plan, and approximately 95% of those Caret Units have been granted as of March 23, 2023. We initially retained the remaining 83.68% of the total authorized Caret Units. On February 15, 2022, we sold an aggregate of 1.37% of the authorized Caret Units to a group of investors (in the case of one investor, we received a commitment to purchase). We currently own the remaining 83.68% of the Caret Units, but may choose to sell additional amounts to third parties in the future, which would reduce our percentage interest in the distributions made to holders of Caret Units. As part of the sale, our subsidiary Caret Ventures is obligated to seek to provide a public market listing for the Caret Units, or securities for which they may be exchanged, by the second anniversary of such sales. In the event market liquidity of the Caret units is not achieved within such two year period at a valuation not less than the purchase price for the Caret units purchased in February 2022, reduced by an amount equal to the amount of subsequent cash distributions made to the investors on account of such Caret units, then the investors in the February 2022 transaction have the right to cause their Caret units purchased in February 2022 to be redeemed by Caret Ventures at such purchase price as so reduced. To the extent that an award of Caret units under the Caret Performance Incentive Plan expires or is cancelled, forfeited or otherwise terminated, the unused Caret Units will again be available for grant.

In August 2022, we entered into an agreement with MSD Partners, L.P. (MSD Partners) who has subscribed to purchase 100,000 Caret Units from us for an aggregate purchase price of $20.0 million conditioned on the closing of the Spin-Off and the Merger. MSD Partners’ obligations to purchase the Caret Units are also subject to certain other conditions. In November 2022, we entered into subscription agreements for an aggregate of 22,500 Caret Units for an aggregate $4.5 million, or $200 per unit, with certain third-party investors. The third-party investors obligations to purchase the Caret Units is contingent upon the MSD Partners’ Caret unit purchase.

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

Grants of Caret Units under the Caret Performance Incentive Plan are subject to graduated vesting based on continued service and hurdles of our common stock price. Once a particular stock price hurdle is met, a portion of the awards become eligible to vest, if additional time-based conditions are satisfied. Subject to the recipient's continued service, Caret Unit awards will satisfy the time-vesting condition with respect to 25% of the award on the date on which the stock price target is attained, 25% of the award on the first anniversary of the date on which the stock price target is attained and 50% of the award on the second anniversary of the date on which the stock price target is attained. As of December 31, 2022, all stock price hurdles have been achieved and all Caret Units granted under the Plan are vested, except 1,000 Caret Units that are scheduled to vest on December 31, 2023.

None of our named executive officers received any grants of Caret Units in 2022.

Hedging and Other Transactions

We prohibit directors and senior executives from engaging in transactions in our securities that are inconsistent with a long-term investment in our company. These transactions include any trading activity designed to profit from fluctuations in the price of these securities, such as short sales. We also prohibit the use of forward contracts, equity swaps, collars, exchange funds, puts, calls, options and other derivative securities or any instruments designed to increase in value as a result of, or hedge or offset any decrease in, the market value of our securities.

We prohibit directors and senior executives from significant pledging of our securities as collateral for a loan and holding our securities in a margin account. Any pledging of our securities or margin account arrangements must be pre-approved by our board. The board will not approve any pledges or margin account arrangements unless (a) an individual clearly demonstrates the financial capacity to repay the loan or meet a margin call using available cash or liquid securities without resort to the pledged shares, or (b) the amount of pledged shares or shares held in a margin account is not significant in comparison to the individual’s total ownership of our shares, or (c) the aggregate amount of pledged shares by all insiders is not significant compared to our total outstanding shares.

Summary Compensation Table

For the year ended December 31, 2022, as well as the two preceding years, we did not provide any of our named executive officers with any cash or other compensation.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(1)	Total
Jay Sugarman	2022	—	—	—	—	—
Chairman and Chief Executive Officer	2021	—	—	—	—	—
	2020	—	—	—	—	—
Marcos Alvarado	2022	—	—	—	—	—
President and Chief Investment Officer	2021	—	—	—	—	—
	2020	—	—	—	—	—
Brett Asnas	2022	—	—	—	—	—
Chief Financial Officer (3)
Garett Rosenblum	2022	—	—	—	—	—
Chief Accounting Officer(4)	2021	—	—	—	—	—
	2020			$11,570		$11,570

(1)	The named executive officers are employees of our manager or its affiliates and are not paid any cash compensation by us.

(2)	Amounts included in the "Stock Awards" column reflect the full grant date fair value of Caret Units granted during 2020 calculated in accordance with FASB ASC Topic 718, determined based on a valuation analysis dated December 31, 2019. For additional information, refer to Note 11 to the Company's consolidated financial statements for the fiscal year ended December 31, 2022, included in our Original Filing.

(3)	Mr. Asnas was appointed as our and STAR’s Chief Financial Officer in February 2022.

(4)	Mr. Rosenblum served as our and STAR’s temporary interim principal financial officer from May 2021 to February 2022.

Grants of Plan-Based Awards

No cash- or equity-based awards were granted by us to our named executive officers during the year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any outstanding options or stock awards as of December 31, 2022.

Option Exercises and Stock Vested Table

The following table provides information regarding the vesting of Caret Units held by our named executive officers during the year ended December 31, 2022.

	Stock Awards
Name	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting[1] ($)
Jay Sugarman	-	-
Marcos Alvarado	-	-
Brett Asnas	10,000	$1,941,400
Garett Rosenblum	1,000	$194,140

(1)	Value realized on vesting of Caret Units is calculated based on the fair market value of a Caret Unit on the vesting date of such units, determined by reference to recent purchase prices paid by independent purchasers of Caret Units in arm’s-length transactions.

Caret Distribution During 2022

In September 2022, we announced that we entered into an agreement, as approved by our Board, to sell a ground lease in the Washington, D.C. market for $136.0 million to a third-party purchaser. The sale closed on September 29, 2022. The transaction generated a net book gain for us of approximately $46.4 million. After paying closing costs, establishing reserves for Caret-related expenses and deducting the original $76.7 million cost basis to us, the remaining proceeds were distributed approximately 84% to the Company and approximately 16% to holders of Caret Units, in accordance with the terms of the Caret Performance Incentive Plan Incentive Plan.

Our named executive officers received distributions in respect of their Caret Units during 2022, as follows:

Total distributions in respect of vested Caret Units during 2022
Name	Cash ($)
Jay Sugarman	4,044,660
Marcos Alvarado	1,857,242
Brett Asnas	110,059
Garett Rosenblum	33,018

Carets Granted to NEOs in 2023

In connection with the post-Merger employment of executive officers and other employees, Safe’s Compensation Committee approved the award of 77,044 new Caret Units to executive officers, other than Messrs. Sugarman and Alvarado, and other employees. Mr. Asnas will receive an award of 15,000 new Caret Units and Mr. Rosenblum will receive an award of 1,000 new Caret Units. The new Caret Units will cliff vest on the fourth anniversary of the grant date if the common stock of NewSAFE, the surviving company in the Merger, has traded at an average of $60.00 or more for at least 30 consecutive days during the four-year vesting period.

Director Compensation

The following table summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2022. Each non-employee director was granted 6,500 shares of our common stock effective June 7, 2022 for services as a director. Jay Sugarman does not receive any compensation for his services as a member of the Board of Directors.

Name	Stock Awards ($)(1)		Total ($)
Dean S. Adler	282,215		282,215
Jesse Hom	-	(2)	-
Robin Josephs	282,215		282,215
Jay S. Nydick	282,215		282,215
Stefan M. Selig	282,215		282,215

(1)	Amounts included in the "Stock Awards" column reflect the full grant date fair value of stock awards granted during 2022 calculated in accordance with FASB ASC Topic 718. For additional information, refer to Note 11 to the Company's consolidated financial statements for the fiscal year ended December 31, 2022 included in our Original Filing.

(2)	Mr. Hom has waived his compensation as a member of our Board of Directors.

As of December 31, 2022, none of our non-employee directors held any option awards (exercisable or unexercisable) or any unvested stock awards.

Pay Ratio Disclosure

The SEC has issued rules requiring U.S. publicly-traded companies to disclose the ratio of their Chief Executive Officer's compensation to that of their median employee. Disclosure pursuant to such rules is not included herein because we do not have any employees. STAR reports that, for 2022, the ratio of the annual total compensation of Mr. Sugarman, STAR's and our Chief Executive Officer, to the median of the annual total compensation of all of STAR's employees other than Mr. Sugarman was 3 to 1.

Compensation Committee Interlocks

Our Compensation Committee is comprised of Dean Adler, Jay Nydick and Stefan Selig. No member of the Compensation Committee is or was formerly an officer or an employee of the Company. None of our executive officers other than Mr. Sugarman, who is a director of STAR, serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board, nor has such interlocking relationship existed in the past.

Compensation Committee Report

Our Compensation Committee has furnished the following report. The information contained in this "Compensation Committee Report" is not to be deemed "soliciting material" or "filed" with the SEC, nor is such information to be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filings.

Our Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K of the Exchange Act with management.

Based on such review and discussions, our Compensation Committee recommended to our Board that the "Compensation Discussion and Analysis" be included in this Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors:

Jay Nydick (Chairman)

Dean Adler

Stefan Selig

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information available to us as of March ___, 2023 (except as otherwise indicated) with respect to any shares of SAFE common stock owned by our directors, executive officers, and any individual or group of stockholders known to be the beneficial owner of more than 5% of our issued and outstanding common stock. We have no options or similar securities outstanding that are currently exercisable or exercisable within 60 days of the date of this proxy statement.

Name and Address of Beneficial Owners(1)	Common Stock Beneficially Owned(1)	% of Basic Common Stock Outstanding(2)
5% Stockholders
iStar Inc. 1114 Avenue of the Americas New York, New York 10036	33,856,587	54.1%
GIC Private Limited(3) 168, Robinson Road #37-01, Capital Tower Singapore 068912 +65 6889 8888	4,248,435	6.8%
Blackrock Inc.(4) 55 East 52nd Street New York, NY 10055	4,837,881	7.7%
The Vanguard Group Inc. and affiliates(5) 100 Vanguard Blvd. Malvern, PA 19355	4,019,456	6.4%
SAFE directors and named executive officers
Dean Adler(6)(7)	53,513	*
Jesse Hom(6)(8)	--	*
Robin Josephs(6)(9)	74,685	*
Jay Nydick(6)(10)	63,546	*
Stefan Selig(6)	58,546	*
Jay Sugarman(6)(11)	332,232	*
Marcos Alvarado(6)	31,565	*
Brett Asnas(6)	3,364	*
Garett Rosenblum(6)	6,400	*
All executive officers and directors as a group (9 persons)	617,471	*

*       Less than 1%

(1)	Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as the beneficial owner of shares has sole voting power and dispositive power with respect to the shares.
(2)	As of March 23, 2023, 62,550,217 shares of common stock were outstanding. Does not include shares to be acquired in connection with the Merger and related transactions.
(3)	Based solely on a Schedule 13D, dated December 27, 2021, as amended, filed with the SEC by GIC Private Limited. 2,125,000 shares are held directly by SFTY Venture LLC. GIC Real Estate, Inc., the investment manager for SFTY Venture LLC, has the power to vote and dispose of such shares. GIC Real Estate, Inc. shares such powers with GIC Real Estate Private Limited and GIC Private Limited. 2,123,435 shares are held directly by GIC Private Limited, which has the sole power to vote and the sole power to dispose of the shares beneficially owned by it.
(4)	Represents the number of shares of common stock beneficially owned as of December 31, 2022, as reported on Schedule 13G filed with the SEC on January 30, 2023, by BlackRock, Inc. (“BlackRock”) either directly or through its affiliates. Such report indicates that BlackRock has sole voting power over 4,774,238 shares and sole dispositive power over 4,837,881 shares of common stock.
(5)	Represents the number of shares of common stock beneficially owned as of December 30, 2022, as reported on Schedule 13G filed with the SEC on February 9, 2023, by The Vanguard Group, Inc. (“Vanguard”) either directly or through its affiliates. Such report indicates that Vanguard has shared voting power over 58,999 shares, sole dispositive power over 3,936,332 shares and shared dispositive power over 83,124 shares of common stock.

(6)	Safehold Inc., c/o iStar Inc., 1114 Avenue of the Americas, 39th Floor, New York, NY 10036.
(7)	At Mr. Adler's direction, the shares of our common stock which Mr. Adler has been entitled to receive as compensation for his services as a director have been issued and delivered to SFTY VII-B LLC. Based on a Form 4, dated _December 3, 2021, filed with the SEC by Mr. Adler, Mr. Adler's reported ownership includes 55,313 shares of common stock owned directly by SFTY VII-B LLC. SFTY VII-B LLC's sole member is Lubert-Adler Real Estate Fund VII-B, L.P. Lubert-Adler Real Estate Fund VII-B, L.P.'s general partner is Lubert-Adler Group VII-B, LLC. Lubert-Adler Group VII-B, LLC's sole member is Lubert-Adler Group VII-B Holdings, L.P. Lubert-Adler Group VII-B Holdings, L.P.'s general partner is Lubert-Adler Group VII-B Holdings, LLC. Mr. Adler is one of two members of Lubert-Adler Group VII-B Holdings, LLC. As a result, Mr. Adler may be deemed to share beneficial ownership of the reported shares. Mr. Adler expressly disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.
(8)	Mr. Hom is an officer of entities affiliated with GIC Private Limited. He disclaims beneficial ownership of shares of SAFE common stock beneficially owned by GIC Private Limited.
(9)	Includes 15,750 shares of common stock owned directly by Ms. Josephs and 10,000 restricted stock units owned indirectly through a family trust that are fully vested and will be settled in five equal annual installments from July 2027 – July 2031. Also includes 34,046 shares owned directly through a family trust, as to which Ms. Josephs disclaims beneficial ownership, except to the extent of any pecuniary interest therein.
(10)	Includes 25,500 shares owned directly by Mr. Nydick and 38,046 shares owned indirectly through a family trust.
(11)	Includes 241,490 shares of common stock owned directly by Mr. Sugarman, 3,103 shares owned indirectly through his spouse, 84,642 shares owned indirectly through family trusts and 2,997 owned indirectly through a family foundation, as to which Mr. Sugarman disclaims beneficial ownership, except to the extent of any pecuniary interest therein.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Directors, officers, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were met, except as follows: We were advised by STAR that, during 2022, STAR was notified by the SEC that 13 of STAR’s Form 4 filings reporting purchases of SAFE shares dating back to 2019 were filed beyond the two-day reporting requirement. These late filings constitute less than 3% of the transactions reported by STAR during this three-year period. Seven of the 13 late filings were filed one day late due to grouping several days’ purchases within the same filing and the additional six were filed several days late for the same reason. We have been advised that STAR promptly responded to the SEC notification, immediately changed its policy so that each day’s purchases will be reported on a separate Form 4 filed within two days and made other pertinent changes to its written policy to ensure timely filing of all future Form 4 reports.

Item 13.   Certain Relationships, Related Transactions and Director Independence

It is the policy of our Board of Directors that all transactions between us and a related party, including any transaction with STAR, must be approved by the members of our board, or a duly authorized committee of our board, who have no financial or other interest in the transaction. A related party includes any director or executive officer, any nominee for director, any shareholder owning 5% of more of our outstanding shares, and any immediate family member of such person.

Specifically, our current policy regarding any transactions in which we and STAR are participants requires approval by a majority of our independent directors.

In determining whether to approve or ratify a related party transaction, the board will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction. No director will participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director will provide all material information concerning the related party transaction to our board.

If a related party transaction will be ongoing, our board may establish guidelines for our management to follow in its ongoing dealings with the related party. The board may delegate to our Nominating and Corporate Governance Committee the authority to review and assess, on at least an annual basis, any such ongoing relationships with the related party to see that they are in compliance with the board's guidelines.

All related party transactions will be disclosed in our applicable filings with the SEC as required under SEC rules.

In connection with our 2017 initial public offering (the "IPO"), we entered into certain transactions with STAR and our two other pre-IPO shareholders, SFTY Venture LLC ("GICRE"), an affiliate of GIC (Realty) Private Limited ("GIC"), and SFTY VII-B, LLC ("LA"), an affiliate of Lubert-Adler, L.P., which are described below. We refer to GICRE and LA as the "continuing investors." GICRE is the beneficial owner of approximately 6.86% of our outstanding common stock. Mr. Hom, one of our directors, is an executive officer of the investment manager of GICRE. Dean Adler, one of our directors, is a founder of LA.

A subsidiary of STAR is our external manager pursuant to the Management Agreement. STAR is also our largest shareholder. Our Board has adopted specific procedures with respect to transactions in which SAFE is also a participant: such transactions must be approved by majority of our independent directors on our Board.

Star has participated in certain of the Company's investment transactions, as the Company's tenant or either as a seller of land or by providing financing to the Company's Ground Lease tenants. Following is a list of transactions entered into during 2022 by the Company and STAR or other persons deemed to be related parties. These transactions were approved by the Company's independent directors in accordance with the Company's policy with respect to related party transactions.

•	In June 2020, an entity in which STAR owned a noncontrolling interest acquired the leasehold interest in an office laboratory property in Honolulu, HI and simultaneously entered into a 99-year Ground Lease with the Company. In November 2021, STAR acquired the property from the entity. STAR sold the property in the first quarter of 2022. Prior to the sale, the Company paid $0.3 million to terminate a purchase option that allowed STAR to purchase the land at the expiration of the Ground Lease.

•	In July 2022, the Company, pursuant to an agreement with STAR and upon certain construction related conditions being met, acquired an existing Ground Lease from STAR for $36.4 million inclusive of closing costs.

•	In June 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's recapitalization of a mixed-use property. The Company also committed to provide an additional $35.0 million to the Ground Lease tenant if certain construction and leasing milestones are met. A venture in which STAR owns a noncontrolling equity interest and an affiliate of an existing shareholder (which is affiliated with one of the Company's independent directors) owns a noncontrolling equity interest committed to provide a $105.0 million loan to the Company's Ground Lease tenant for the recapitalization of the leasehold. The Company paid the venture $5.0 million of additional consideration in connection with this investment.

•	In April 2022, the Company acquired an existing Ground Lease from STAR for $9.0 million.

•	In March 2022, the Company acquired land for a purchase price of $28.5 million and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's recapitalization of a hotel property. One of the Company's independent directors has an indirect ownership interest in the entity that is the Ground Lease tenant and controls the company that indirectly manages that entity.

•	In March 2022, the Company acquired three land properties from STAR for a total purchase price of $122.0 million and simultaneously structured and entered into three Ground Lease's directly with the Ground Lease tenant.

•	In February 2022, the Company acquired land and simultaneously structured and entered into a Ground Lease as part of the Ground Lease tenant's recapitalization of a life science development property. A venture in which STAR owns a noncontrolling equity interest and an affiliate of an existing shareholder (which is affiliated with one of the Company's independent directors) owns a noncontrolling equity interest committed to provide a $130.0 million loan to the Company's

As previously announced, on August 10, 2022, we entered the Merger Agreement with STAR pursuant to which we intend to consummate the Merger. On the same date, we entered into a voting agreement with STAR pursuant to which STAR agreed, among other things, to vote its shares of our common stock as to which STAR has discretionary voting power in favor of the Merger and other proposals presented at our stockholders meeting to consider and approve the Merger.

See note 1 to the consolidated financial statements and "Risk Factors – Risks Related to the Merger and Related Transactions" in the Original Filing for more information. The Company’s stockholders approved the Merger at the special meeting held on March 9, 2023. For more information regarding the Merger, Spin-Off and related transactions, please refer to the joint proxy statement/prospectus filed by the Company and STAR with the SEC.

Director Independence

Our corporate governance guidelines require that a majority of the Board consist of directors who the Board has determined are independent. Our Board has determined that four of our current directors are independent. In determining director independence, the Board considers all relevant facts and circumstances, as well as the NYSE listing standards. In addition, the Board has adopted the following standards to assist them in determining director independence:

•	The director may not be an employee of the Company or our manager and no member of the director’s immediate family may be an executive officer of the Company, currently or within the preceding 36 months. For purposes of these standards, “immediate family” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares the person’s home.

•	The director is not a current partner or employee of a firm that is the Company’s internal or external auditor; no member of the director’s immediate family is a current partner of such firm, or an employee of such firm and personally works on the Company’s audit; or neither the director nor any member of his or her immediate family was within the last three years a partner or employee of such firm and personally worked on the Company’s audit within that time.

•	The director does not serve as an executive officer of a charitable or non-profit organization to which the Company has made contributions that, in any of the last three fiscal years, exceed the greater of $1 million or 2% of the charitable or non-profit organization’s consolidated gross revenues.

•	Neither the director nor a member of the director’s immediate family is employed as an executive officer (and has not been employed for the preceding 36 months) by another company where any of the Company’s present executive officers serves or served on that company’s compensation committee.

Our Board has determined that each of the following non-employee director nominees qualifies as independent under NYSE rules and satisfies our independence standards: Dean Adler, Jesse Hom, Jay Nydick, and Stefan Selig.

The Nominating and Corporate Governance Committee reviewed each director’s employment status and other board commitments and, where applicable, each director’s (and his or her immediate family members’) affiliation with consultants, service providers or suppliers of the organization. With respect to each non-employee director, the Committee determined that either the director was not providing goods or services to us or the amounts involved were below the monetary thresholds set forth in the independence standards noted above.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

The Audit Committee of the board of directors, with the concurrence of the board, has selected Deloitte & Touche LLP, an independent registered public accounting firm, to be our auditors for the fiscal year ending December 31, 2023, subject to ratification by our shareholders.

Accounting Fees and Services

Fees paid to Deloitte & Touche LLP, or Deloitte, our independent registered public accounting firm for the fiscal year ended December 31, 2022 and 2021, were as follows:

Type of fee	2022	2021
Audit fees	$753,250	$726,250
Audit-related fees	435,000	—
Tax fees	115,012	93,638
All other fees	—	—
Total fees	$1,303,262	$819,888

Audit Fees. These fees were incurred for professional services rendered in connection with integrated audits of our consolidated financial statements and our internal control over financial reporting, limited reviews of our unaudited consolidated interim financial statements and comfort letters.

Audit-Related Fees. The 2022 fees were incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not disclosed under "Audit Fees." These audit-related fees included fees related to Deloitte’s evaluation of the Company’s proposed accounting for the Merger with STAR and related transactions, review of the Registration Statement on Form S-4 (and amendments) filed with SEC for the Merger and related transactions and review of other SEC filings.

Tax Fees. These fees were incurred for professional services rendered in connection with tax compliance, tax advice, and tax planning. These services included income tax compliance and related tax services.

Our Audit Committee is responsible for retaining and terminating our independent registered public accounting firm (subject, if applicable, to shareholder ratification) and for approving the performance of any non-audit services by the independent registered public accounting firm. In addition, the Audit Committee is responsible for reviewing and evaluating the qualifications, performance, and independence of the lead partner of the independent registered public accounting firm and for presenting its conclusions on those matters to the full board

The Audit Committee has the sole authority to approve all audit engagement fees and terms, as well as significant non-audit services, involving the independent registered public accounting firm. During fiscal 2022, the Audit Committee approved all audit engagement fees and terms involving Deloitte, as well as all significant non-audit services performed by Deloitte.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)             Exhibits—see index below.

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safehold Inc.
Registrant

Date:	March 30, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Safehold Inc
Registrant

Date:	March 30, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer (principal financial officer)

Safehold Inc
Registrant

Date:	March 30, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer